Form 10-Q
period 1996-06-30
PITTSBURGH HOME FINANCIAL CORP
filed 1996-08-14
CIK 1003936

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                        PITTSBURGH HOME FINANCIAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                  25-1772349
- ---------------------------------------------            ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
     or organization)                                    Identification Number)


             438 Wood Street
        Pittsburgh, Pennsylvania                                 15222
- --------------------------------------                         ----------
(Address of principal executive office)                        (Zip Code)


                                 (412) 281-0780
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 1996, there were issued and outstanding 2,182,125 shares of the Registrant's Common Stock, par value $.01 per share.

                        PITTSBURGH HOME FINANCIAL CORP.

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION
- -------  ---------------------

Item 1.  Financial Statements

         Consolidated Statement of Financial Condition (as of June 30, 1996
         (unaudited) and September 30, 1995)                                          1

         Consolidated Statements of Income for the three
         and nine months ended June 30, 1996 and 1995 (unaudited)                     2

         Consolidated Statement of Changes in Shareholders' Equity
         for the nine months ended June 30, 1996 (unaudited)                          3

         Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1996 and 1995 (unaudited)                         4

         Notes to Unaudited Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                        8


PART II.  OTHER INFORMATION
- --------  -----------------

Item 1.  Legal Proceedings                                                           12
Item 2.  Changes in Securities                                                       12
Item 3.  Defaults Upon Senior Securities                                             12
Item 4.  Submission of Matters to a Vote of Security-Holders                         12
Item 5.  Other Information                                                           12
Item 6.  Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                           13

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                    June 30,       September 30,
                                                                      1996              1995
                                                                  (Unaudited)
                                                                  ------------     --------------
ASSETS
Cash                                                              $    765,855       $  1,417,548
Interest-bearing deposits                                            2,152,303          2,127,055
                                                                  ------------       ------------
                                                                     2,918,158          3,544,603

Investments and mortgage-backed securities; available for sale      50,409,821                 --
Investments and mortgage-backed securities; held to maturity
   (fair value - $46,280,873)                                               --         46,215,620
Loans receivable, net                                              124,934,406        102,937,733
Accrued interest receivable                                          1,297,008          1,071,033
Premises and equipment, net                                          1,935,538          1,919,162
Federal Home Loan Bank - at cost                                     1,750,000          1,450,000
Deferred income taxes                                                  345,000            178,763
Real estate owned                                                      135,473                 --
Other assets                                                           276,779            252,757
                                                                  ------------       ------------
                    Total assets                                  $184,002,183       $157,569,671
                                                                  ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                          $114,881,120       $115,497,198
Advances from Federal Home Loan Bank                                34,000,000         29,000,000
Advances by borrowers for taxes and insurance                        3,546,129          1,687,301
Accrued income taxes payable                                           332,276             18,555
Other liabilities                                                      836,398            756,781
                                                                  ------------       ------------
                    Total liabilities                              153,595,923        146,959,835

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                              --                 --
Common stock, $.01 par value, 10,000,000 shares authorized
   (2,182,125 shares issued and outstanding)                            21,821                 --
Additional paid-in capital                                          20,959,429                 --
Retained earnings (substantially restricted)                        11,440,615         10,609,836
Unearned shares of  employee stock ownership plan                   (1,895,605)                --
Unrealized loss on securities available for sale                      (120,000)                --
                                                                  ------------       ------------
                    Total shareholders' equity                      30,406,260         10,609,836

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $184,002,183       $157,569,671
                                                                  ============       ============

See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                                            Three months ended         Nine months ended
                                                                  June 30,                  June 30,
                                                                (Unaudited)               (Unaudited)
                                                          -----------------------   -----------------------
                                                             1996         1995         1996         1995
                                                          ----------   ----------   ----------   ----------
Interest income:
   Loans receivable                                       $2,389,944   $1,793,373   $6,924,588   $4,771,635
   Mortgage-backed securities                                422,156      471,681    1,286,486    1,337,238
    Investment securities
        Taxable                                              318,046      295,759      708,836      861,169
         Exempt from federal income taxes                     46,736           --      113,958
   Interest-bearing deposits                                  78,001       43,928      297,529      214,454
                                                          ----------   ----------   ----------   ----------
          Total interest income                            3,254,883    2,604,741    9,331,397    7,184,496


Interest expense:
   Deposits                                                1,269,206    1,292,261    3,939,763    3,451,663
    Interest on advances and other borrowings                511,554      290,532    1,589,671      660,688
                                                          ----------   ----------   ----------   ----------
          Total interest expense                           1,780,760    1,582,793    5,529,434    4,112,351
                                                          ----------   ----------   ----------   ----------

Net interest income before provision for loan losses       1,474,123    1,021,948    3,801,963    3,072,145

Provision for losses on loans                                 90,000       29,000      210,000       77,000
                                                          ----------   ----------   ----------   ----------
Net interest income after provision for losses on loans    1,384,123      992,948    3,591,963    2,995,145

Noninterest income:
   Service charges and other fees                             19,654       29,568       70,663       85,461
   Other income                                               70,846       51,091      199,784      153,805
                                                          ----------   ----------   ----------   ----------
          Total noninterest income                            90,500       80,659      270,447      239,266

Noninterest expenses:
   Salaries and employee benefits                            499,739      380,530    1,388,863    1,106,846
   Net occupancy expense                                     112,694       97,112      361,073      313,103
   Federal insurance premium                                  66,810       63,654      200,324      192,710
   Advertising                                                30,342       28,348      113,453      129,415
   Data processing costs                                      40,487       31,856      121,334       99,183
   Other operating expense                                   158,206      104,091      372,009      336,252
                                                          ----------   ----------   ----------   ----------
          Total noninterest expense                          908,278      705,591    2,557,056    2,177,509
                                                          ----------   ----------   ----------   ----------

Income before income taxes                                   566,345      368,016    1,305,354    1,056,902
Income taxes                                                 197,175      138,000      474,575      394,000
                                                          ----------   ----------   ----------   ----------
Net income                                                $  369,170   $  230,016   $  830,779   $  662,902
                                                          ==========   ==========   ==========   ==========

Earnings per share                                        $     0.18          N/A          N/A          N/A
                                                          ==========   ==========   ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED JUNE 30, 1996

                                                                                                     Unrealized loss
                                                      Additional    Unearned shares of                  on assets          Total
                                            Common     Paid In        Employee Stock      Retained    available for    Shareholders'
                                             Stock     Capital       Ownership Plan       earnings         sale            Equity
                                            ----------------------------------------------------------------------------------------

 Balance as of September 30, 1995           $     -  $         -      $         -       $10,609,836     $       -       $10,609,836

 Issuance of stock April 1, 1996             21,821   20,959,429                -                 -             -        20,981,250

 Purchase of Employee Stock Ownerhip
   Plan (ESOP) shares                             -            -       (1,928,082)                -             -        (1,928,082)

 Amortization of Employee Stock Ownership
   Plan                                           -            -           32,477                 -             -            32,477

 Change in allowance for unrealized
     loss on assets available for sale            -            -                -                 -      (120,000)         (120,000)

 Net income for period                            -            -                -           830,779             -           830,779
                                            ---------------------------------------------------------------------------------------

 Balance as of June  30, 1996               $21,821  $20,959,429      $(1,895,605)      $11,440,615     $(120,000)      $30,406,260
                                            ---------------------------------------------------------------------------------------


 See accompanying notes to unaudited financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           For the nine months ended June 30,
                                                                                              1996                 1995
                                                                                                    (Unaudited)
Net income                                                                                $    830,779          $    662,902
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                              115,678               110,130
     Loss on sale of securities and other assets, net                                                -
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                           (15,969)                2,256
     Provision for loan losses                                                                 210,000                77,000
     Deferred tax benefit                                                                     (104,237)              (91,524)
     Other, net                                                                                 81,339               299,164
                                                                                          ------------          ------------
Net cash provided by operating activities                                                    1,117,590             1,059,928

CASH FLOWS FROM INVESTING ACTIVITIES

Loan orginations                                                                           (46,749,137)          (43,604,088)
Loan and Mortgage-backed securities principal repayments                                    28,164,601            19,851,757
Proceeds from loan sales                                                                     1,675,300             1,863,850
Purchases of:

     Investment securities                                                                 (17,497,384)           (3,905,000)
     Mortgage-backed securities                                                             (2,531,714)           (6,342,241)
Sales and maturities of:

     Investment securities                                                                  10,071,429             3,614,500
     Mortgage-backed securities                                                                      -                     -
Purchases of premises and equipment                                                           (273,219)              (40,191)
Disposal of premises and equipment                                                               2,025                     -
Other                                                                                           65,669              (124,821)
                                                                                          ------------          ------------
Net cash (used) provided by investing activities                                            27,072,430)          (28,686,234)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in checking, passbook, and money market
     deposit accounts                                                                       (1,205,252)          (12,515,188)
Net increase (decrease) in certificates of deposit                                             589,174            16,689,081
Increase in advances on escrow                                                               1,858,828             1,742,700
Increase in advances from the Federal Home Loan Bank                                         5,000,000            10,500,000
Proceeds from issuance of stock                                                             19,085,645                     -
                                                                                          ------------          ------------

Net cash provided  by financing activities                                                  25,328,395            16,416,593

Net decrease in cash and cash equivalents                                                     (626,445)          (11,209,713)
Cash and cash equivalents at beginning of year                                               3,544,603            13,347,475
                                                                                          ------------          ------------
Cash and cash equivalents at end of year                                                  $  2,918,158          $  2,137,762
                                                                                          ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:

     Interest (includes interest credited on deposits of $3,795,198 and $2,578,041
          in 1996 and 1995 respectively)                                                  $  4,339,265          $  3,238,729
                                                                                          ============          ============

Income taxes paid                                                                         $    211,266          $    479,250
                                                                                          ============          ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment securities                                                       198,000               N/A
Unrealized loss on mortgage-backed securities                                                  (16,000)              N/A
Deferred income taxes                                                                          (62,000)              N/A
                                                                                          ------------          ------------
Net unrealized loss on investment and mortgage-backed securities                          $    120,000               N/A
                                                                                          ============          ============


See accompanying notes to unaudited consolidated financial statements.

                        PITTSBURGH HOME FINANCIAL CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
         ---------------------

  The audited and unaudited consolidated financial statements contained herein for the period prior to April 1, 1996 are those of Pittsburgh Home Savings Bank ("Bank"), as a predecessor entity to Pittsburgh Home Financial Corp. ("Company"). The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended September 30, 1995.
  The results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996.


Note 2 - Business
         --------

  The Company's subsidiary, Pittsburgh Home Savings Bank, is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans (primarily single-family residential loans.) The Bank conducts business from six offices in Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.


Note 3 - Principles of consolidation
         ---------------------------

  The consolidated financial statements include the accounts of Pittsburgh Home Financial Corp. and its wholly owned subsidiary, Pittsburgh Home Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.


Note 4 - Conversion and reorganization
         -----------------------------

  The Company is a Pennsylvania corporation which is the holding company for the Bank. The Company was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with its conversion from a mutual stock organization to the stock holding company form which was completed on April 1, 1996 (the "Conversion").

  In the Conversion, 2,182,125 shares of common stock were sold at a subscription price of $10.00 per share, resulting in net proceeds of approximately $21.0 million. In exchange for 50% of the net conversion proceeds ($10.5 million), the Company acquired 100% of the stock of the Bank and retained the remaining $10.5 million at the holding company level.


Note 5 - Earnings per share
         ------------------

  Earnings for the three months ended June 30, 1996 were $.18 per share. Earnings per share information is not applicable for any periods prior to April 1, 1996, which was the date the Company completed the Conversion. Earnings per share were computed by dividing net income for the three months ended June 30, 1996 by the average number of common shares outstanding. Shares outstanding for June 30, 1996 do not include ESOP shares that have not been committed to be released in accordance with Statement of Position (SOP) 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Reported earnings per share are based on 2,007,555 common shares.


Note 6 - Employee Stock Ownership Plan (ESOP)
         ------------------------------------

  In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The ESOP Trust borrowed $1.9 million from the Company and purchased 174,570 shares, equal to 8% of the total number of shares issued in the offering. The Company accounts for its ESOP in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans" which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOPs, such as the Company, will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.


Note 7 - Contingencies
         -------------

  The undercapitalized status of the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF") has resulted in the introduction of federal legislation to recapitalize the SAIF which, if enacted would require thrifts like the Bank to pay a one-time charge of approximately $.80 to $.85 for every $100 of assessable deposits. Based on total deposits of $114.6 million at June 30, 1995, the Bank's share would amount to approximately $917,000 to $974,000 on a pre-tax basis.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  At June 30, 1996, the Company's total assets amounted to $184.0 million compared with $157.6 million at September 30, 1995, an increase of 16.6%. Assets increased primarily as a result of the April 1996 stock offering which resulted in $21.0 million of net proceeds. See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in Item 1. The asset growth was also funded by $5.0 million or 17.2% increased borrowings from the Federal Home Loan Bank (FHLB). Investments and mortgage-backed securities increased $4.2 million or 9.1% from $46.2 million at September 30, 1995 to $50.4 million at June 30, 1996. This increase was primarily the result of the reinvestment of a portion of the cash received in the stock offering. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") at June 30, 1996, the Company had $50.4 million of investments and mortgage-backed securities classified as available for sale. The after tax net unrealized loss on these securities at such date amounted to $120,000, which is reflected as a separate component of shareholders' equity. The Company's loans receivable increased $22.0 million or 21.4% to $124.9 million at June 30, 1996 compared to $102.9 million at September 30, 1995. This increase was primarily related to single family residential mortgage loans. This growth was funded with a portion of the proceeds of the stock offering, principal repayments, and borrowings from the FHLB.

  Total liabilities increased by $6.6 million or 4.5% to $153.6 million at June 30, 1996 compared to $147.0 at September 30, 1995. Deposits decreased $616,000 or .5% to $114.9 million at June 30, 1996 compared to $115.5 million at September 30, 1995. Deposits decreased primarily as a result of depositors using funds on deposit to subscribe for stock in the Conversion. Borrowed funds increased $5.0 million or 17.2% to $34.0 million at June 30, 1996 from $29.0 million at September 30, 1995, as the Company increased its short-term FHLB advances to increase liquidity and used those funds to reinvest in assets at higher yields.

  Total shareholders' equity increased $19.8 million to $30.4 million at June 30, 1996 compared to $10.6 million at September 30, 1995. This increase was a result of $21.0 million of net proceeds from the stock offering and net income of $831,000, which was offset by the unrealized loss on assets available for sale of $120,000, and the unearned common stock held by Company's ESOP of $1.9 million.

RESULTS OF OPERATIONS

  GENERAL.   Net income was $369,000 or $.18 per share for the three months ended June 30, 1996 compared to $230,000 for the three month period ended June 30, 1995, an increase of 60.4%. The $139,000 increase in net income for the three months ended June 30, 1996 as compared to the same period in 1995 was primarily the result of an increase in net interest income of $452,000 or 44.2%, which was partially offset by an increase in provision for loan losses of $61,000 or 210.3%, an increase in total noninterest expense of $203,000 or 28.7%, and an increase in provision for income taxes of $59,000 or 42.9%. Net income was $831,000 for the nine months ended June 30, 1996 compared to $663,000 for the nine months ended June 30, 1995. The $168,000 or 25.3% increase in net income for the nine months ended June 30, 1996 compared to the same period in the prior year was primarily the result of an increase in net interest income of $730,000 or 23.8% and an increase in noninterest income of $32,000 or 13.0%, which was partially offset by an increase in the provision for loan losses of $133,000 or 172.7%, an increase in total noninterest expense of $380,000 or 17.4%, and an increase in provision for income taxes of $81,000 or 20.5%.


  INTEREST INCOME.   Interest income totalled $3.3 million and $9.3 million for the three and nine months periods ended June 30, 1996, respectively, compared to $2.6 million and $7.1 million during the same periods in 1995, respectively. The $650,000 or 25.0% increase for the three months ended June 30, 1996 compared to the same period in 1995 was primarily due to an increase in average interest-earning assets of $35.0 million. The $2.2 million or 29.9% increase in interest income for the nine month period ended June 30, 1996 compared to the same period in 1995 was due to an increase in average interest-earning assets of $32.6 million and an increase of 29 basis points in the weighted average yield on interest-earning assets. The average balance of investment and mortgage-backed securities totalled $45.7 million and had a weighted average yield of 6.1% for the nine months ended June 30, 1996 compared to $51.6 million with a weighted average yield of 5.7% for the nine month period ended June 30, 1995. The average balance of loans receivable for the nine months ended June 30, 1996 was $111.5 million with a weighted average yield of 8.3% compared to $74.4 million with a weighted average yield of 8.6% for the nine months ended June 30, 1995. This increase was primarily all related to single family residential mortgage loans. Average other earning assets was $6.5 million with a weighted average yield of 6.1% for the nine months ended June 30, 1996 compared to $5.2 million with a weighted average yield of 5.5% for the nine months ended June 30, 1995.


  INTEREST EXPENSE. Interest expense increased to $1.8 million and $5.5 million for the three and nine month periods ended June 30, 1996, respectively, compared to $1.6 million and $4.1 million during the same periods in 1995, respectively. The $198,000 or 12.5% increase in interest expense for the three month period ended June 30, 1996 compared to the same time period last year was due primarily to a $14.7 million increase in average interest-bearing liabilities. The $1.4 million increase in interest expense for the nine month period ended June 30, 1996 compared to the same time period in 1995 was due to an increase in average interest-bearing liabilities of $25.2 million and an increase of 51 basis points in the average cost of funds. Average deposits increased $4.5 million for the nine month period ended June 30, 1996 compared to the same period in 1995 notwithstanding the $5.0 million in subscriptions for the Company's stock in the Conversion which were funded with deposits. Average borrowed funds increased $17.7 million for the nine month period ended June 30, 1996 compared to the same period in 1995. The increase in the average cost of funds occurred in all respective categories of interest-bearing liabilities.


  NET INTEREST INCOME. Net interest income amounted to $1.5 million and $3.8 million for the three and nine month periods ended June 30, 1996, respectively, compared to $1.0 million and $3.1 million during the same periods in 1995, respectively. The Company's net interest margin increased to 3.40% for the three month period ended June 30, 1996, from 2.95% for the same period in 1995, and decreased to 3.10% for the nine months ended June 30, 1996 from 3.12% for the same period in 1995. Average net interest-earning assets increased $35.0 million and $32.6 million for the three and nine month periods ended June 30, 1996, primarily as a result of funds received in the Conversion.


  PROVISION FOR LOAN LOSSES. During the three and nine months ended June 30, 1996, the Company recorded provisions for losses on loans of $90,000 and $210,000, respectively, compared to $29,000 and $77,000 for the comparable periods in fiscal 1995. The Company recorded such provisions to adjust the allowance for loan losses to a level deemed appropriate by management based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards and economic conditions in the Company's market area. The increases in the fiscal 1996 periods reflect the increased amount of lending by the Company.


  NONINTEREST INCOME. Noninterest income increased by $10,000 or 12.2% and $31,000 or 13.0% for the three and nine months ended June 30, 1996, respectively, compared to the three and nine months ended June 30, 1995. Such increases were primarily due to miscellaneous sources of other income.


  NONINTEREST EXPENSES. Noninterest expenses increased by $203,000 or 28.7% and $380,000 or 17.4% for the three and nine months ended June 30, 1996, respectively, compared to the same periods during fiscal 1995. Such increases were primarily attributable to the expenses related to the opening of the Savings Bank's sixth branch office in a supermarket located in the Mt. Lebanon area of Pittsburgh, Pennsylvania, as well as increases in general personnel and professional expenses.

  PROVISION FOR INCOME TAXES. The Company incurred provisions for income taxes of $197,000 and $475,000 during the three and nine months ended June 30, 1996, respectively, compared with $230,000 and $663,000 for the comparable periods in fiscal 1995. The effective tax rates during the three and nine months ended June 30, 1996 were 34.8% and 36.4%, respectively, compared to 37.5% and 37.3% for the comparable 1995 periods. The decreases in the effective rates are primarily due to increased earnings from bank-qualified tax exempt investments.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. At June 30, 1996, the Company had $7.5 million in mortgage loan commitments outstanding. Deposits scheduled to mature in the 12 months ended June 30, 1997 total $42.7 million. The Company expects the majority of these deposits to remain with the Bank. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At June 30, 1996, the Company had $34.0 million of outstanding advances from the FHLB of Pittsburgh.

  As of June 30, 1996, the Savings Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1996, the Savings Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 25.98%, 27.23% and 12.41%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

                        PITTSBURGH HOME FINANCIAL CORP.

                                    PART II


Item 1.  Legal Proceedings
         -----------------

         Neither the Company nor the Savings Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PITTSBURGH HOME FINANCIAL CORP.


Date: August 9, 1996                           By: /s/ J. ARDIE DILLEN
                                                  -----------------------------
                                                  J. Ardie Dillen
                                                  President and Chief
                                                  Executive Officer


Date: August 9, 1996                           By: /s/ MICHAEL J. KIRK
                                                  -----------------------------
                                                  Michael J. Kirk
                                                  Senior Vice President and
                                                  Chief Financial Officer