Form 10-K405
period 1996-09-30
PITTSBURGH HOME FINANCIAL CORP
filed 1996-12-27
CIK 1003936

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.:  0-27522

                        PITTSBURGH HOME FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                 25-1772349
    ---------------------------------                ----------------------
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                Identification Number)


              438 Wood Street
         Pittsburgh, Pennsylvania                            15222
    ---------------------------------                ----------------------
          (Address of Principal                           (Zip Code)
            Executive Offices)

      Registrant's telephone number, including area code:  (412) 281-0780
          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE
          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
             ------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

As of December 20, 1996, the aggregate value of the 1,907,990 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 165,029 shares held by all directors and executive officers of the Registrant as a group, was approximately $26.9 million. This figure is based on the last known trade price of $13.00 per share of the Registrant's Common Stock on December 20, 1996.

Number of shares of Common Stock outstanding as of December 20, 1996: 2,073,019

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  BUSINESS

GENERAL

  Pittsburgh Home Financial Corp. (the "Company") is a Pennsylvania-incorporated bank holding company and the sole stockholder of Pittsburgh Home Savings Bank (the "Savings Bank"), which converted to the stock form of organization in April 1996. The only significant assets of the Company are the capital stock of the Savings Bank and the balance of the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Savings Bank. At September 30, 1996, the Company had total consolidated assets of $195.3 million, total consolidated deposits of $124.3 million, and total consolidated stockholders' equity of $30.3 million.

  The Savings Bank is a Pennsylvania-chartered stock savings bank which was founded in 1942 and has expanded its operations over the years through the acquisition of three savings institutions. The Savings Bank conducts business from its main office in Pittsburgh, Pennsylvania and five branch offices located in Allegheny and Butler Counties, Pennsylvania. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. References herein to the Company refer to the consolidated operations of the Company and the Savings Bank unless otherwise noted.

  The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. To a significantly lesser extent, in recent years, the Company has also engaged in commercial lease financing. At September 30, 1996 the total loan portfolio amounted to $144.4 million or 73.9% of total consolidated assets. The Company continued to increase its originations of residential mortgage loans and residential construction loans, as it has continued its relationships with local mortgage brokers and building contractors. Residential mortgages increased $29.2 million or 34.3%; residential construction loans increased by $2.6 million or 16.2%; multi-family residential and commercial real estate loans increased by $1.1 million or 7%; and other loans comprised of commercial leases, home equity loans and lines and consumer loans increased by $658,000 or 8.7% when compared to September 30, 1995. As a result of the foregoing, loans receivable, net, increased by $32.7 million or 31.8% between September 30, 1995 and 1996 as compared to $37.6 million or 57.5% between September 30, 1994 and 1995.

  The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal and corporate debt securities and other short term investments. At September 30, 1996, investment securities were $22.5 million or 11.5% of total assets and mortgage-backed securities were $23.8 million or 12.2% of total consolidated assets as compared to $18.8 million or 11.9% and $27.5 million or 17.4%, respectively, at September 30, 1995. The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

  The Savings Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 1996, the Savings Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 24.33%, 25.58% and 11.55%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

  The Company, as a registered bank holding company, is subject to examination and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Pennsylvania Department of Banking (the "Department"), and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Savings Bank is also subject to examination and comprehensive regulation by the Department, which is the Savings Bank's chartering authority, and by the FDIC. The Savings Bank is also regulated by the FDIC as the administrator of the SAIF. The Savings Bank is subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System. See "- Regulation."

LENDING ACTIVITIES

  GENERAL. At September 30, 1996, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $144.4 million, or 73.9% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties. Consistent with its lending orientation, residential mortgages increased $29.2 million or 34.3% to $14.3 million or 79.2% of the Company's total loan portfolio. Residential construction loans increased by $2.6 million or 16.2% to $19.3 million or 13.3% of the total mortgage portfolio; multi-family residential and commercial real estate loans increased by $1.1 million or 7% to $2.6 million or 1.8% of the total loan portfolio. Commercial leases, home equity loans and lines and consumer loans increased by $658,000 or 8.7% to $8.2 million or 5.8% of the total loan portfolio. The Company currently holds a limited amount of loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1996, the Company held an aggregate of $8.8 million of FHA and VA loans in its loan portfolio, as compared to $10.9 million at September 30, 1995. Historically, the Company's lending activities have been concentrated in its primary market area of Allegheny County and Butler County, Pennsylvania and portions of the surrounding counties. The Company estimates that a substantial majority of its mortgage loans are secured by properties located in primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.

  LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                       September 30,
                                    ------------------------------------------------------------------------------------
                                              1996                         1995                            1994
                                    ------------------------------------------------------------------------------------
                                      Amount           %           Amount          %              Amount         %
                                    -------------  ---------   --------------  ----------     -------------  -----------
                                                                  (Dollars in Thousands)
 First mortgage loans:
   One-to-four family residential     $114,311        79.2%      $ 85,109          76.9%          $55,119        77.5%
   Construction                         19,265        13.3         16,586          15.0             8,740        12.3
   Multi-family residential and
    commercial                           2,592         1.8          1,527           1.3             1,485         2.1
                                       -------       -----        -------         -----            ------       -----
                                       136,168        94.3        103,222          93.2            65,344        91.9
                                       -------       -----        -------         -----            ------       -----

 Other loans:
   Commercial leases                     1,974         1.4          2,491           2.2             1,835         2.6
   Home equity loans and lines           5,312         3.7          4,312           3.9             2,979         4.2
   Consumer loans                          957         0.7            782           0.7               951         1.3
                                       -------       -----        -------         -----            ------       -----
        Total loans receivable         144,411       100.0%       110,807         100.0%           71,109       100.0%
                                       -------       =====        -------         =====            ------       =====

 Less:
   Allowance for loan losses             1,128                        921                             711
   Loans in process                      7,745                      6,926                           4,821
   Deferred loan fees                       14                         22                             236
                                       -------                    -------                          ------
        Loans receivable, net         $135,552                   $102,938                         $65,341
                                       =======                    =======                          ======

  CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                        Due 1-5 years      Due 5 or more years
                                       Due 1 year           after                 after
                                         or less     September 30, 1996     September 30, 1996      Total
                                       ----------    ------------------    --------------------  ----------
                                                                   (In Thousands)
 First mortgage loans:
   One-to-four-family
     residential                           $114              $3,315               $110,882        $114,311
   Construction                          19,265                  --                     --          19,265
   Multi-family residential
   and commercial                            29                 101                  2,462           2,592
                                         ------               -----                -------         -------
                                         19,408               3,416                113,344         136,168
                                         ------               -----                -------         -------

 Other loans:
   Commercial leases                        598               1,376                     --           1,974
   Home equity loans and
     lines                                1,540               1,434                  2,338           5,312
   Consumer loans                           622                 329                      6             957
                                         ------               -----                -------         -------
     Total                              $22,168              $6,555               $115,688        $144,411
                                         ======               =====                =======         =======


  The following table sets forth the dollar amount of total loans due after one year from September 30, 1996, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                             Floating or
                                       Fixed rate         adjustable-rate        Total
                                      ------------       -----------------     --------
                                                           (In Thousands)
 First mortgage loans:
   One-to-four-family
     residential                        $85,521               $28,676          $114,197
   Construction                              --                    --                --
   Multi-family residential
     and commercial                       2,563                    --             2,563
   Other loans                            5,483                    --             5,483
                                         ------                ------           -------
     Total                              $93,567               $28,676          $122,243
                                         ======                ======           =======


  Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

  ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained from a variety of sources, including existing customers, builders, realtors, walk-in customers, loan officers and advertising. The Company also has developed a network of mortgage bankers who underwrite mortgage loans in accordance with the Company's loan underwriting procedures.

  Loan applications originated by the Savings Bank are generally processed at the Company's main office in Pittsburgh. The loan applications are initially processed by loan officers and, once completed, are submitted to the Savings Bank's Loan Committee, which is comprised of the senior management of the Savings Bank. The Loan Committee may approve loans up to $250,000. Loans greater than $250,000 are submitted for approval to the Savings Bank's Board of Directors with a report and recommendation from the Loan Committee.

  Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on first mortgage real estate loans originated by it. Borrowers also must obtain hazard insurance prior to closing and, when required, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

  The Company originates loans insured by the FHA or guaranteed by the VA, which loans are originated with commitments to sell with servicing released. Generally, the interest rates on such loans have been determined when the commitment is made and the Company receives an origination fee and a servicing release premium for the sale. For the fiscal years ended September 30, 1996, 1995 and 1994, the Company originated $1.9 million, $2.6 million and $5.6 million of VA and FHA loans, respectively, all of which were sold by the Company. The Company does not actively pursue these types of loans, however, customers are accommodated whenever possible.

  Historically, the Company has not been an active purchaser of whole loans or participation interests in loans or an active seller of participation interests in loans. During fiscal 1996, the Company did not purchase or sell any whole loans or participation interests in loans. However, during fiscal 1995, the Company sold a $400,000 participation interest in a $1.2 million construction loan originated to construct a six unit condominium.

During fiscal 1994, the Company purchased participation interests in loans aggregating $500,000, which reflects a loan participation for a private non-profit housing program.

  The following table shows total loan activity during the periods indicated.

                                                                    Year Ended
                                                                   September 30,
                                                         ------------------------------
                                                           1996        1995       1994
                                                         --------    --------   -------
                                                                 (In Thousands)
 Loan originations:
   First mortgage loans:
     One-to-four-family residential                      $ 40,740    $ 38,314    10,096
     Construction                                          19,034      17,205    10,606
     Multi-family residential and commercial                1,189         105       250
                                                          -------     -------   -------
      Total mortgage originations                          60,963      55,624    20,952
                                                          -------     -------   -------
   Other loans:
     Commercial leases                                      1,059       2,003     1,028
     Home equity loans and lines                            2,269       2,843     1,058
     Consumer loans                                           866         327       316
                                                          -------     -------   -------
     Total loans originated                                65,157      60,797    23,354
 Loan participations purchased                                 --          --       500
                                                          -------     -------   -------
     Total loans originated and purchased                  65,157      60,797    23,854
 Loans and loan participations sold                        (1,935)     (3,009)   (5,592)
 Loan principal reductions                                (29,618)    (18,090)  (17,221)
                                                          -------     -------   -------
 Net increase in loan portfolio                          $ 33,604    $ 39,698  $  1,041
                                                          =======     =======   =======

  A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Savings Bank's limit on loans-to-one borrower was approximately $3.3 million as compared to $1.6 million at September 30, 1995. At September 30, 1996, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $592,000 to $1.3 million and are secured primarily by real estate located in the Company's primary market area, each of which involves relationships with building contractors. All of such loans were performing in accordance with their original terms at September 30, 1996.

  ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

  In addition to conventional fixed-rate loans, the Company offers residential loans which reprice once during the loan term at the end of the seventh or fifteenth year, respectively. At such time, the loan's interest rate is adjusted based on the index value of the FHLMC net yield on 30-year fixed-rate mortgage loans plus a margin. These loans are typically based on a 30-year amortization schedule. The amount of any interest rate increase during the repricing period is limited to 5%.

  The Company also originates for its portfolio one-to-four family residential real estate loans which provide for an interest rate which adjusts every year or which are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit of 6% increase and 2% decrease over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $31.0 million and $26.9 million of ARMs in its loan portfolio as of September 30, 1996 and 1995, respectively, which represented 21.5% and 24.2% of the Company's total loan portfolio, respectively.

  Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

  The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.

  CONSTRUCTION LOANS. The Company originates primarily residential construction loans to local contractors, generally with whom it has an established relationship. To a significantly lesser extent, the Company originates such loans to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area.

  The Company's construction loans to individuals generally have fixed interest rates during the construction period. Construction loans to individuals are typically made in connection with the granting of the permanent loan on the property. Such loans convert to a fully amortizing adjustable or fixed-rate loan at the end of the construction term. The Company requires that permanent financing with the Company be in place prior to closing any construction loan to an individual.

  The Company's construction loans to local contractors are made on either a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of unsold homes under construction by its contractors, with the amount dependent on the reputation of the contractor, the present exposure of the contractor, the location of the property and prior sales of homes in the development. Construction loans to contractors are typically made with a maximum loan to value ratio of 80%. The Company estimates that approximately 80% of its construction loans to contractors are on a speculative basis.

  The Company has also become involved in a Small Business Administration Construction Loan Program ("SBA Program"). The SBA Program is designed to assist small contractors engaged in building one-to-four family homes. Under the SBA Program, the SBA provides a guarantee of up to 75% of the unpaid principal balance. As of September 30, 1996, there are approximately 13 contractors participating in the SBA Program, and the Company had $1.8 million in such loans outstanding.

  Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed and qualified appraiser. The Savings Bank's Senior Vice President of Lending also generally reviews and inspects each project at the commencement of construction and throughout the term of the construction loan. Loan proceeds are disbursed after inspections of the project by the appraiser or the Senior Vice President of Lending based on a percentage of completion. The Company requires monthly interest payments during the construction term. The amount of funds available for advance under the Company's construction loans usually do not include any amount from which the borrower can pay the stated interest due thereon until completion of the loan term.

  Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

  The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending as a proportion of the total loan portfolio and by limiting its construction lending to primarily residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business to its existing market and by generally working with contractors with whom it has established relationships. It is also the Company's general policy to obtain personal guarantees from the principals of its corporate borrowers on its construction loans.

  MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The Company does not solicit such loans, which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers. The majority of the Company's commercial real estate loans are secured by office buildings and warehouses, most of which are secured by property located in the Company's market area. Management does not anticipate that multi-family residential and commercial real estate loans will comprise a substantial portion of the loan portfolio in the near future.

  The Company requires appraisals of all properties securing multi-family residential and commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Company, all of which are reviewed by management. The Company considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

  The Company originates multi-family residential and commercial real estate loans with both fixed and adjustable interest rates which vary as to maturity. Loan to value ratios on the Company's multi-family residential and commercial real estate loans are generally limited to 80%. As part of the criteria for underwriting these loans, the Company's general policy is to obtain personal guarantees from the principals of its corporate borrowers.

  Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for and commercial real estate as well as regional and economic conditions generally.

  COMMERCIAL LEASE RECEIVABLES. The Company in recent years has become involved in originating office equipment and other commercial leases, primarily through two leasing companies. The leasing companies underwrite the leases under the Company's underwriting standards and procedures. The Company then generally reviews the documents and makes a determination whether to originate such lease. The Loan Committee may approve leases of up to $100,000 and leases over $100,000 must be approved by the Savings Bank's Board of Directors. Generally, the leasing companies do not fund a lease unless the Company has approved the lease and has made a commitment to fund.

  The Company files the necessary documentation to perfect its security interest in both the equipment and the payment of the lease obligations. Commercial lease receivables generally have shorter terms than mortgage loans but generally involve more credit risk since payment may be dependent on successful operation of the business. As of September 30, 1996, and 1995, respectively, the Company had $440,000 and $394,000 of non-performing commercial lease receivables, which constituted 19.6% and 17.0% of total non-performing assets at such date, all of which were attributable to one of the two leasing companies. As of September 30, 1995, the Company discontinued consideration of any additional leases from this company. As of September 30, 1996, in addition to the above-referenced non-performing loans, the Company had an aggregate of $437,000 of commercial leases attributable to such firm, which constitutes 22.1% of all commercial leases, as compared to $1.0 million, or 40.0%, on September 30, 1995. See "- Asset Quality - Non-Performing Assets."

  OTHER LOANS. The Company also offers home equity loans and lines of credit, deposit account secured loans and unsecured consumer loans.

  The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company has recently begun extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. Home equity lines of credit generally have variable interest rates based on the prime rate plus a 2% margin and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company has begun extending home equity lines of credit up to 100% of loan-to-value.

  Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer and other loans portfolio, however, because a high percentage of the portfolio is comprised of home equity loans and lines of credit, which are secured by real estate and underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans, as well as deposit account secured loans which are secured by the deposits of the borrower.

  LOAN FEE INCOME. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

  The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. In accordance with FASB Statement No. 91, the Savings Bank recognized $88,000, $123,000, and $71,000 of deferred loan fees during fiscal 1996, 1995 and 1994, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

ASSET QUALITY

  When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking the payment. Contacts are generally made 15 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, the loan and payment history are reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, the Company will institute foreclosure or other proceedings, as necessary, to minimize any potential loss. The Company generally initiates such proceedings when a loan becomes 90 days delinquent.

  Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company will continue to accrue interest on delinquent conventional real estate loans if the loan has a loan-to-value ratio of less than 90%, active collection efforts are underway and, in the opinion of management, there is a reasonable expectation of collection of the delinquent interest. Loans may be reinstated to accrual status when, in the opinion of management, collection of the remaining balance can be reasonably expected.

  Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

  NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                  September 30,
                                                         -------------------------------
                                                           1996        1995       1994
                                                         --------    --------   --------
                                                             (Dollars in Thousands)
 Non-accruing loans:
   First mortgage loans:
     One-to-four family residential                     $1,447       $1,011     $1,220
     Construction                                          349           --         --
     Multi-family residential and
       commercial                                           --           --         --
   Other loans:
     Commercial leases                                     440          394         77
     Consumer and other loans                               --           --         --
                                                         -----        -----      -----
       Total non-accruing loans                          2,236        1,405      1,297
                                                         -----        -----      -----
 Accruing loans greater than
   90 days delinquent:
   First mortgage loans:
     One-to-four family residential                         --          886        860
     Construction                                           --           --         --
     Multi-family residential and
       commercial                                           --           --         --
   Other loans:
     Commercial leases                                      --           --         --
     Consumer and other loans                                8           29         15
                                                         -----        -----      -----
     Total accruing loans greater
       than 90 days delinquent                               8          915        875
                                                         -----        -----      -----
     Total non-performing loans                          2,244        2,320      2,172
                                                         -----        -----      -----

 Real estate owned                                         133           --         --
                                                         -----        -----      -----
     Total non-performing assets                        $2,377       $2,320     $2,172
                                                         =====        =====      =====
     Total non-performing loans as
       a percentage of total loans, gross                 1.55%        2.09%      3.05%
                                                         =====        =====      =====
     Total non-performing assets as
       a percentage of total assets                       1.22%        1.47%      1.66%
                                                         =====        =====      =====

  For the year ended September 30, 1996, approximately $184,000 in gross interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 1996, no amount was included in net income for these same loans.

  Total non-performing assets increased by $57,000 or 2.5% between September 30, 1995 and September 30, 1996, although non-performing loans as a percentage of total loans decreased to 1.6% at September 30, 1996 from 2.1% at September 30, 1995 and total non-performing assets as a percentage of total assets decreased to 1.2% from 1.5% during the same period. The increase in total non-performing assets is primarily attributable to a $436,000 or 43.1% increase in non-accruing single family residential loans, which management attributes to the significant increase in loan originations during the year, a $349,000 increase in non-accruing residential construction loans due to three construction loans, and a $133,000 increase in real estate owned due to the foreclosure of one single family residential loan. At September 30, 1996, commercial leases represented $440,000 or 18.5% of all non-performing assets and were attributable to originations from one of two leasing companies with which the Savings Bank has previously done business. As of September 30, 1995, the Savings Bank had determined to discontinue consideration of additional leases from such company. As of September 30, 1996, the non-performing commercial leases consist of seven (7) leases, the largest of which is a $201,000 lease for manufacturing equipment which is secured by a first lien position on the leased equipment, a second mortgage lien against the personal residence of the owner of the lessee and stock of the lessee held by the Savings Bank as collateral. The Savings Bank also holds the first mortgage lien against the personal residence of the owner of the lessee. The remaining non- performing commercial leases are generally secured by a first lien on the leased equipment as well as a second mortgage lien on property held by the lessee or a personal guarantee by a principal of the lessee company. See "- Lending Activities - Commercial Lease Receivables."

  ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income.

  Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the Department and the FDIC, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

  The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                                   Year Ended
                                                                  September 30,
                                                         -------------------------------
                                                           1996        1995       1994
                                                         --------    --------   --------
                                                             (Dollars in Thousands)
 Balance at beginning of period                           $ 921        $ 711     $ 598
                                                           ----         ----      ----
 Charge-offs:
   First mortgage loans:
     One-to-four family residential                           9          100        19
     Construction                                            --           --        --
     Multi-family residential
       and commercial                                        --           --        --
   Other loans
     Commercial leases                                       92            2        --
     Consumer and other loans                                12            1        10
                                                          -----        -----     -----
                                                            114          103        29
                                                          -----        -----     -----
 Recoveries:
   First mortgage loans
     One-to-four family residential                          20            7         5
     Construction                                            --           --        --
     Multi-family residential and commercial                 --           --        --
   Other loans:
     Commercial leases                                       --           --        --
     Consumer and other loans                                 1            2         2
                                                          -----        -----     -----
 Net charge-offs                                             92           94        22
                                                          -----        -----     -----
 Provision for losses on loans                              300          304       135
                                                          -----        -----     -----
 Balance at end of period                                $1,128       $  921    $  711
                                                          =====        =====     =====
 Allowance for loan losses as a
   percent of total loans outstanding                      0.78%        0.83%     1.00%
                                                          =====        =====     =====
 Allowance for loan losses to
   non-performing loans                                   50.27%       39.70%    32.73%
                                                          =====        =====     =====
 Ratio of net charge-offs to
   average loans outstanding                               0.08%        0.12%     0.03%
                                                          =====        =====     =====

  The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                                                      September 30,
                         -------------------------------------------------------------------
                                 1996                    1995                  1994
                         ---------------------    --------------------   -------------------
                                    Percent of              Percent of            Percent of
                                    Allowance               Allowance             Allowance
                                     to Loan                 to Loan               to Loan
                         Amount     Category      Amount    Category     Amount   Category
                         ------     --------      ------    --------     ------   ----------
                                                (Dollars in Thousands)
First mortgage           $  891        79.0%       $662       71.8%       $586       82.4%
  loans
Other loans                 237        21.0         259       28.2         125       17.6
                          -----       -----         ---      -----         ---      -----
    Total                $1,128       100.0%       $921      100.0%       $711      100.0%
                          =====       =====         ===      =====         ===      =====


INVESTMENT ACTIVITIES

  MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").
Mortgage-backed securities increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1996, the Company's mortgage-backed securities portfolio had a book value and fair market value of $23.8 million and $23.8 million, respectively.

  During late 1995, the Financial Accounting Standards Board ("FASB") permitted financial institutions to reclassify securities originally classified under SFAS No. 115 without affecting the classifications of its remaining securities portfolios. This permitted financial institutions to reclassify individual securities previously classified as "held to maturity," "available for sale" or "held for trading" without having to reclassify the entire portfolio of similarly classified securities. In accordance with such announcement, on December 31, 1995 the Company elected to redesignate its entire investment securities portfolio and mortgage-backed securities portfolio from "held to maturity" to "available for sale." At the date of transfer, the Company's investment securities portfolio had a carrying value and fair value of $16.4 million and $16.5 million, respectively, and its mortgage-backed securities portfolio had a carrying value and fair value of $25.7 million and $26.0 million, respectively. Due to net unrealized gains, such transfer resulted in an increase in equity, net of taxes, of $330,000 as of December 31, 1995.

  The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                   September 30,
                                                         -------------------------------
                                                           1996        1995       1994
                                                         --------    --------   --------
                                                             (Dollars in Thousands)
 GNMA certificates                                       $11,824     $12,830    $13,291
 FNMA certificates                                         4,752       5,693      4,398
 FHLMC certificates                                        7,069       8,698      7,814
                                                          ------      ------     ------
                                                          23,645      27,221     25,503

 Unamortized premiums                                        188         281        371
 Unearned discounts                                           33          44         16
                                                          ------      ------     ------
                                                          23,800      27,458     25,858
 FASB 115 Adjustment                                          25          --         --
                                                          ------      ------     ------
                                                         $23,825     $27,458    $25,858
                                                          ======      ======     ======
 Weighted average interest rate                             6.33%       6.78%      5.87%
                                                            ====        ====       ====


  The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                        At or For the Year Ended
                                              September 30,
                                       -------------------------
                                          1996            1995
                                       ----------      ---------
                                             (In Thousands)
 Mortgage-backed securities
   at beginning of period              $27,458          $25,858
 Purchases                               2,531            6,307
 Sales                                      --               --
 Repayments                             (6,058)          (4,623)
 Accretion and amortization, net           (81)             (84)
                                        ------           ------
 Gain on mortgage-backed securities        (25)
                                        ------
 Mortgage-backed securities
   at end of period                    $23,825          $27,458
                                        ======           ======

  In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 1996, $19.0 million or 79.8% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

  The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1996.

                                                           Contractually Maturing
                               ---------------------------------------------------------------------------
                                            Weighted                   Weighted                   Weighted
                               Under 1      Average                    Average      Over 5         Average
                                 Year        Yield     1-5 Years        Yield        Years          Yield
                               -------      --------   ---------       --------     -------       --------
                                                       (Dollars in Thousands)
 GNMA certificates              $  --           --%      $   13         8.00%       $11,916         6.31%
 FNMA certificates                 --           --           --           --          4,781         6.45
 FHLMC certificates                --           --          833         5.90          6,282         6.34
                                 ----         ----        -----         ----         ------         ----
                                $  --           --%      $  846         5.93%       $22,979         6.35%
                                 ====         ====        =====         ====         ======         ====


Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

  INVESTMENT SECURITIES. The Company invests in various types of securities, including corporate debt securities and U.S. Treasury and agency obligations. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Savings Bank's Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors.

  The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.

                                                                  September 30,
                                                         -------------------------------
                                                           1996        1995       1994
                                                         --------    --------   --------
                                                                 (In Thousands)

       U.S. Government and agency obligations             $21,774      $17,057    $19,279
       Corporate obligations                                  508        1,701      2,720
       Marketable equity securities                           199           --         --
                                                           ------       ------     ------
                                                          $22,481      $18,758    $21,999
                                                           ======       ======     ======

  The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1996.

                                                           Contractually Maturing
                               ---------------------------------------------------------------------------
                                            Weighted                   Weighted                   Weighted
                               Under 1      Average                    Average      Over 5         Average
                                 Year        Yield     1-5 Years        Yield        Years          Yield
                               -------      --------   ---------       --------     -------       --------
                                                       (Dollars in Thousands)
 U.S. Government and
  agency obligations            $4,517         5.13%     $8,607         6.57%       $8,648          6.55%
 Corporate obligations             508         8.22%         --            0%           --             0%
                                 -----         ----       -----         ----         -----          ----
                                $5,025         5.43%     $8,607         6.57%       $8,648          6.55%
                                 =====         ====       =====         ====         =====          ====

The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.

SOURCES OF FUNDS

  GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments and prepayments and advances from the FHLB of Pittsburgh. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

  DEPOSITS. The Company's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

  The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 1996.

  In October 1995, the Company opened a branch in a supermarket located in the Mt. Lebanon area of Pittsburgh, Pennsylvania. The branch operates seven days a week and offers customers a full range of services and expanded banking hours. The Company may expand its branch network with additional supermarket branches based upon the success of the existing supermarket branch.

  The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products. The Company experienced disintermediation of deposits into competing investment products during fiscal 1993 and fiscal 1994 as customers sought higher rates of return. Deposits increased in fiscal 1996 primarily as a result of the opening of the Company's new branch and competitive interest rates offered by the Company. As a result, the Company experienced an increase in certificates of deposit during fiscal 1996. The average rate paid on the Company's deposits decreased to 4.28% for fiscal 1996 compared to 4.31% for fiscal 1995. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

  The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                                       September 30,
                                    ------------------------------------------------------------------------------------
                                              1996                         1995                            1994
                                    ------------------------------------------------------------------------------------
                                        Amount     Percentage       Amount      Percentage         Amount     Percentage
                                    -------------  ----------   --------------  ----------     -------------  ----------
                                                                  (Dollars in Thousands)
 Passbook accounts                   $26,042         20.9%         $ 30,007        26.0%         $ 41,358        37.4%
 Money market                          3,346          2.7             3,674         3.2             5,151         4.7
 Interest checking                     6,795          5.5             5,469         4.7             7,412         6.7
 Noninterest checking                  2,808          2.3             2,062         1.8                63          .1
 Certificates of deposit              85,352         68.6            74,285        64.3            56,410        51.1
                                     -------        -----           -------       -----           -------       -----
 Total deposits                     $124,342        100.0%         $115,497       100.0%         $110,394       100.0%
                                     =======        =====           =======       =====           =======       =====

  The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                   September 30,
                                     --------------------------------------------------------------------------
                                             1996                     1995                       1994
                                     ----------------------   ---------------------     -----------------------
                                                   Average                  Average                   Average
                                      Average       Rate       Average       Rate        Average       Rate
                                      Balance       Paid       Balance       Paid        Balance       Paid
                                     ---------    --------    ---------    --------     ---------    ---------
                                                                  (Dollars in Thousands)
 Passbook accounts                   $ 36,656       2.90%      $ 34,090      2.90%      $ 43,507        2.92%
 Money market                           3,504       2.45          4,242      2.45          5,777        2.60
 Interest checking                      5,772       2.26          5,096      2.28          6,589        2.28
 Noninterest checking                   2,507         --          2,260        --             92          --
 Certificates of deposit               77,180       5.30         65,781      5.46         55,786        4.51
                                      -------       ----        -------      ----        -------        ----
   Total deposits                    $125,619       4.28%      $111,469      4.31%      $111,751        3.66%
                                      =======       ====        =======      ====        =======        ====

  The following table sets forth the savings activities of the Company during the periods indicated.


                                               Year Ended September 30,
                                        ---------------------------------------
                                           1996           1995          1994
                                        ---------     -----------    ----------
                                                     (In Thousands)
 Increase (decrease) before
   interest credited                      $3,899         $1,551        $(7,111)
 Interest credited                         5,006          3,552          3,128
                                           -----          -----         ------
 Net increase (decrease) in deposits      $8,905         $5,103        $(3,983)
                                           =====          =====         ======

  The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 1996.


                                                           Maturity Date
                          ----------------------------------------------------------------------------
                           One Year           Over             Over             Over
                            or Less         1-2 Years        2-3 Years         3 Years          Total
                          ----------       -----------      -----------       ---------        -------
                                                         (In Thousands)
  2.00  -  4.00%                --               --               --               --               --
  4.01  -  6.00%           $35,569           $8,705           $3,020          $ 1,886          $49,180
  6.01  -  8.00%            17,393            8,686              742            8,796           35,617
  8.01  -  10.00%               59               34              192              270              555
                            ------           ------            -----           ------           ------
       Total               $53,021          $17,425           $3,954          $10,952          $85,352
                            ======           ======            =====           ======           ======

  The following table sets forth the maturities of Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1996.

            Certificates of deposit maturing
                   in quarter ending:
   -----------------------------------------------     --------------------
                                                          (In Thousands)
   December 31, 1996                                                 $2,204
   March 31, 1997                                                     2,233
   June 30, 1997                                                        793
   September 30, 1997                                                   101
   After September 30, 1997                                           3,051
                                                                      -----
    Total certificates of deposit with
      balances of $100,000 or more                                   $8,382
                                                                      =====

  BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1996, the Company had $36.5 million of advances from the FHLB of Pittsburgh.

  The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.

                                    At or For the Year Ended September 30,
                                  ----------------------------------------
                                     1996           1995           1994
                                  ---------       --------       --------
                                           (Dollars in Thousands)
 Maximum balance                   $36,500        $29,000          $16,500
 Average balance                    30,092         14,130           12,020
 Year end balance                   36,500         29,000            8,500
 Weighted average interest rate:
   At end of year                     6.40%          6.66%            6.90%
   During the year                    6.69%          6.94%            6.46%

COMPETITION

  The Company faces significant competition for real estate loans, principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. The Company also faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company faces additional significant competition for investors' funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

  Federal legislation in recent years has eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. Such legislation has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

SUBSIDIARIES

  As of September 30, 1996, the Savings Bank was the Company's only subsidiary.

REGULATION

  Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Savings Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

  GENERAL. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA") and is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.

  BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

  The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

  The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA.
These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non- operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

  LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

  In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

  CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

  In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

  At September 30, 1996, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

  FINANCIAL SUPPORT OF AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Savings Bank and to commit resources to support the Savings Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

THE SAVINGS BANK

  GENERAL. The Savings Bank is incorporated under the Banking Code, is subject to extensive regulation and examination by the Department and by the FDIC, and, is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Savings Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Company, the Savings Bank and their operations.

  FDIC INSURANCE PREMIUMS. The deposits of the Savings Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

  On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

  Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Savings Bank's one-time special assessment amounted to $739,000 pre-tax. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by $473,000 after tax.

  On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay
6.4 basis points to fund the Financing Corporation while BIF member institutions will pay approximately 1.3 basis points. The Savings Bank's deposit insurance premiums, which have amounted to 23 basis points will be reduced to 6.4 basis points. Based upon the $126.5 million of assessable deposits at September 30, 1996, the Savings Bank would expect to pay $52,000 less in insurance premiums per quarter during 1997, or $.03 per share.

  The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Savings Bank's deposit insurance.

  CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

  The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non- member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

  The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1996, the Savings Bank met each of its capital requirements.

  In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FDIC and other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. In June 1996, the FDIC and other federal banking agencies adopted a joint policy statement on interest rate risk policy.
Because market conditions, bank structure, and bank activities vary, the agencies concluded that each bank needs to develop its own interest rate risk management program tailored to its needs and circumstances. The policy statement describes prudent principles and practices that are fundamental to sound interest rate risk management, including appropriate board and senior management oversight and a comprehensive risk management process that effectively identifies, measures, monitors and controls risks.

  The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 1996, the Savings Bank exceeded the Department's capital guidelines.

  ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

  PENNSYLVANIA SAVINGS BANK LAW. The Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

  One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

  The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

  REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL AND STATE TAXATION

  GENERAL. The Company and the Savings Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

  METHOD OF ACCOUNTING. The Savings Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

  BAD DEBT RESERVES. Savings institutions, such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

  Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Savings Bank's "base year," which was its tax year ended September 30, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

  Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of September 30, 1996, 99.6% of the assets of the Savings Bank were "qualifying assets" as defined in the Code, and the Savings Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

  Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non- qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Savings Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

  Pursuant to certain legislation which was recently enacted and which will be effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Savings Bank, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions would be permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation will require the Savings Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation will require a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Savings Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Savings Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Savings Bank's financial condition and results of operations.

  At September 30, 1996, the federal income tax reserves of the Savings Bank included $4.5 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Savings Bank in connection with the conversion of the Savings Bank to stock form, the retained earnings of the Savings Bank is substantially restricted.


  DISTRIBUTIONS. If the Savings Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Savings Bank to have additional taxable income.

A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes,
(i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

  MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

  NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1996, the Savings Bank had no NOL carryforwards for federal income tax purposes.

  AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through September 30, 1991 have been closed for the purpose of examination by the Internal Revenue Service.

  STATE TAXATION. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1996 is 9.9% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

  The Savings Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital gain stock, pursuant to the MTIT, the Savings Bank's tax rate is 11.5%. The MTIT exempts the Savings Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Savings Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 2.  PROPERTIES

  The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at September 30, 1996. On December 6, 1996, the Savings Bank acquired the branch of another financial institution located at 2905 West Liberty Avenue, Pittsburgh, Pennsylvania and assumed all deposits and acquired all equipment and real estate associated with the branch. At December 6, 1996, total deposits of the branch were $10.5 million.

                                                                        Net Book            Amount of
                                                                        Value of           Deposits at
 Description/Address                               Leased/Owned         Property        September 30, 1996
 -------------------                               ------------         --------        ------------------
                                                                              (In Thousands)

 Main Office:
 -----------

 438 Wood Street                                       Owned               $921              $28,447
 Pittsburgh, Pennsylvania 15222

 Branch Offices:
 --------------

 125 Brownsville Road                                  Owned                 29               10,947
 Pittsburgh, Pennsylvania  15210

 274 North Craig Street                                Owned                 33               11,384
 Pittsburgh, Pennsylvania 15213

 4800 Liberty Avenue                                  Leased(1)              13               11,652
 Pittsburgh, Pennsylvania  15224

 100 North Main Street                                 Owned                511               56,587
 Butler, Pennsylvania  16001

 799 Castle Shannon Boulevard                         Leased(2)(3)           53                5,325
 Pittsburgh, Pennsylvania  15234                                          -----              -------
                                                                         $1,560             $124,342
                                                                          =====              =======

_____________________

(1)  This property is subject to a lease which expires on May 1, 2005.

(2)  This branch office opened on October 16, 1995.

(3) This property is subject to a lease which expires on October 16, 2000 and has a five year renewal option.

ITEM 3.  LEGAL PROCEEDINGS.

  There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information required herein is incorporated by reference from page 47 of the Registrant's 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

  The information required herein is incorporated by reference from pages five and six of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information required herein is incorporated by reference from pages seven to 19 of the Registrant's 1996 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required herein is incorporated by reference from pages one, five to six, 20 to 46 of the Registrant's 1996 Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required herein is incorporated by reference from pages two to six, eight and nine, and 15 of the Registrant's Proxy Statement dated December 23, 1996 ("Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION.

       The information required herein is incorporated by reference from pages nine to 18 of the Registrant's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required herein is incorporated by reference from pages seven and eight of the Registrant's Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required herein is incorporated by reference from page 14 of the Registrant's Proxy Statement.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    Document filed as part of this Report.

              (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1996 Annual Report.

       Independent Auditors' Report.

       Consolidated Statements of Financial Condition as of September 30, 1996 and 1995.

       Consolidated Statements of Income for the Years Ended
       September 30, 1996, 1995 and 1994.

       Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

       Consolidated Statements of Cash Flows for the Years Ended
       September 30, 1996, 1995 and 1994.

       Notes to Consolidated Financial Statements.

              (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

              (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

 No.                                Description
-----      --------------------------------------------------------------------
3.1         Amended and Restated Articles of Incorporation of Pittsburgh Home
            Financial Corp.1/
3.2         Bylaws of Pittsburgh Home Financial Corp.1/
4           Stock Certificate of Pittsburgh Home Financial Corp.1/
10.1        Employment Agreement between Pittsburgh Home Financial Corp.,
            Pittsburgh Home Savings Bank and J. Ardie Dillen*/
10.2        Employment Agreement between Pittsburgh Home Financial Corp.,
            Pittsburgh Home Savings Bank and Michael J. Kirk*/
10.3        Employment Agreement between Pittsburgh Home Savings Bank and
            Joseph E. Archer*/
10.4        Employment Agreement between Pittsburgh Home Savings Bank and
            Albert L. Winters*/
10.5        Stock Option Plan*/
10.6        Recognition and Retention Plan and Trust*/
13          1996 Annual Report to Stockholders specified portion (p. one, five to 46) of the Registrant's Annual Report to Stockholders for the
            year ended September 30, 1996.
21          Subsidiaries of the Registrant - Reference is made to Item 1.
            "Business" for the Required information
27          Financial Data Schedule


_________________
1/     Incorporated by reference from the Registration Statement on Form S-1
(Registration No. 33-99658) filed by the Registrant with the SEC on November 21, 1995, as amended.

*/     Management contract or compensatory plan or arrangement.

              (3)(b)  Reports filed on Form 8-K.

       On August 2, 1996, the Registrant filed a Form 8-K to report that the Savings Bank had signed a definitive agreement to purchase the branch of First Home Savings Bank, FSB located at 2905 West Liberty Avenue, Pittsburgh, Pennsylvania.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PITTSBURGH HOME FINANCIAL CORP.

                                 By:  /s/ J. ARDIE DILLEN
                                    --------------------------------------------
                                          J. Ardie Dillen
                                          President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ J. ARDIE DILLEN                                      December 19, 1996
--------------------------------------------
     J. Ardie Dillen
     Chairman of the Board,
     President and Chief Executive Officer
     (Principal Executive Officer)


 /s/ MICHAEL J. KIRK                                      December 19, 1996
--------------------------------------------
     Michael J. Kirk
     Senior Vice President and Chief Financial
     Officer (Principal Financial and
     Accounting Officer)


 /s/ FRANK J. MALONE                                      December 19, 1996
--------------------------------------------
     Frank J. Malone
     Director


 /s/ JESS B. MELLOR                                       December 19, 1996
--------------------------------------------
     Jess B. Mellor
     Secretary and Director

 /s/ JOSEPH G. LANG                              December 19, 1996
--------------------------------------------
     Joseph G. Lang
     Director


 /s/ RICHARD F. LERACH                           December 19, 1996
--------------------------------------------
     Richard F. Lerach
     Director


 /s/ GREGORY G. MAXCY                            December 19, 1996
--------------------------------------------
     Gregory G. Maxcy
     Director


 /s/ KENNETH F. MAXCY, JR.                       December 19, 1996
--------------------------------------------
     Kenneth F. Maxcy, Jr.
     Director


 /s/ STEPHEN SPOLAR                              December 19, 1996
--------------------------------------------
     Stephen Spolar
     Director


 /s/ CHARLES A. TOPNICK                          December 19, 1996
--------------------------------------------
     Charles A. Topnick
     Director