Form 10-Q
period 1996-12-31
PITTSBURGH HOME FINANCIAL CORP
filed 1997-02-14
CIK 1003936

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             -------------  ------------

                         Commission File Number 0-27522

                       PITTSBURGH HOME FINANCIAL CORP.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


--------------------------------------------------------------       -------------------------
                   Pennsylvania                                              25-1772349
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer
                                                                      Identification Number)
--------------------------------------------------------------       -------------------------
                 438 Wood Street
             Pittsburgh, Pennsylvania                                         15222
       (Address of principal executive office)                              (Zip Code)



                                (412) 281-0780
               --------------------------------------------------
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 7, 1997, there were issued and outstanding 2,073,019 shares of the Registrant's Common Stock, par value $.01 per share.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

                              TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                  ----
PART I.       FINANCIAL INFORMATION
-------       ---------------------
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of December 31, 1996
              (unaudited) and September 30, 1996                                                    3

              Consolidated Statements of Income for the three
              months ended December 31, 1996 (unaudited) and 1995 (unaudited).                      4

              Consolidated Statement of Changes in Shareholders' Equity
              for the three months ended December 31, 1996
              (unaudited)                                                                           5

              Consolidated Statements of Cash Flows for the
              three months ended December 31, 1996 (unaudited) and 1995 (unaudited).                6

              Notes to Unaudited Consolidated Financial Statements                                  7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  11

PART II.      OTHER INFORMATION
--------      -----------------


Item 1.       Legal Proceedings                                                                     14
Item 2.       Changes in Securities                                                                 14
Item 3.       Defaults Upon Senior Securities                                                       14
Item 4.       Submission of Matters to a Vote of Security-Holders                                   14
Item 5.       Other Information                                                                     14
Item 6.       Exhibits and Reports on Form 8-K                                                      15

SIGNATURES

                PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                December 31,            September 30,
                                                                                    1996                   1996
                                                                                (Unaudited)
                                                                            ---------------------     ------------------
ASSETS

Cash                                                                          $        1,351,039       $        915,326
Interest-bearing deposits                                                              5,548,125              6,646,384
                                                                            ---------------------     ------------------
                                                                                       6,899,164              7,561,710

Investments and mortgage-backed securities; available for sale                        45,732,694             46,305,705
Investments and mortgage-backed securities; held to maturity
   (fair value of $9,949,549)                                                         10,023,047                      -
Loans receivable, net of allowance of $1,199,991 and
   $1,128,279                                                                        148,267,736            135,551,534
Accrued interest receivable                                                            1,453,284              1,243,462
Premises and equipment, net                                                            2,437,516              1,900,149
Goodwill                                                                                 327,393                      -
Federal Home Loan Bank - at cost                                                       2,775,000              1,875,000
Deferred income taxes                                                                    401,632                523,632
Foreclosed real estate                                                                   217,849                133,256
Other assets                                                                             157,851                235,317
                                                                            ---------------------     ------------------
                    Total assets                                              $      218,693,166       $    195,329,765
                                                                            =====================     ==================



LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits                                                                      $      135,992,771       $    124,341,573
Advances from Federal Home Loan Bank                                                  49,500,000             36,500,000
Advances by borrowers for taxes and insurance                                          2,699,781              1,847,815
Accrued income taxes payable                                                             406,189                496,029
Other liabilities                                                                      1,672,052              1,772,332
                                                                            ---------------------     ------------------
                    Total liabilities                                                190,270,793            164,957,749

SHAREHOLDERS' EQUITY


Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                 -                      -
Common stock, $.01 par value, 10,000,000 shares authorized
   (2,182,125 shares issued and outstanding)                                              21,821                 21,821
Additional paid-in capital                                                            20,966,832             20,958,806
Treasury stock - at cost, 109,106 shares at December 31, 1996                         (1,429,930)                     -
Unearned shares of employee stock ownership plan                                      (1,783,539)            (1,831,720)
Unearned shares of recognition and retention plan                                     (1,027,730)                     -
Unrealized gain (loss) on securities available for sale                                  196,000                (50,000)
Retained earnings (substantially restricted)                                          11,478,919             11,273,109
                                                                            ---------------------     ------------------
                    Total shareholders' equity                                        28,422,373             30,372,016


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $      218,693,166       $    195,329,765
                                                                            =====================     ==================

See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                           (UNAUDITED)
                                                             ------------------    -----------------
                                                                    1996                 1995
                                                             ------------------    -----------------
Interest income:
   Loans receivable                                           $      2,897,742      $     2,254,706
   Mortgage-backed securities                                          392,926              440,346
    Investment securities
        Taxable                                                        429,228              200,914
        Tax exempt                                                      79,923               35,158
   Interest-bearing deposits                                            94,480               55,191
                                                             ------------------    -----------------
          Total interest income                                      3,894,299            2,986,315


Interest expense:
   Deposits                                                          1,515,019            1,363,967
    Interest on advances and other borrowings                          733,362              521,971
                                                             ------------------    -----------------
          Total interest expense                                     2,248,381            1,885,938
                                                             ------------------    -----------------

Net interest income before provision for losses on loans             1,645,918            1,100,377

Provision for losses on loans                                           75,000               60,000
                                                             ------------------    -----------------
Net interest income after provision for losses on loans              1,570,918            1,040,377

Noninterest income:
   Service charges and other fees                                       17,115               29,425
   Other income                                                         93,072               63,134
                                                             ------------------    -----------------
          Total noninterest income                                     110,187               92,559

Noninterest expenses:
   Salaries and employee benefits                                      556,372              426,475
   Net occupancy expense                                               130,780               63,271
   Amortization of goodwill                                              2,751                    -
   Federal insurance premium                                                 -               77,348
   Advertising                                                          54,099               47,277
   Data processing costs                                                56,569               40,661
   Other operating expense                                             195,074              124,175
                                                             ------------------    -----------------
          Total noninterest expense                                    995,645              779,207
                                                             ------------------    -----------------

Income before income taxes                                             685,460              353,729
Income taxes                                                           242,454              134,000
                                                             ------------------    -----------------
Net income                                                    $        443,006      $       219,729
                                                             ==================    =================

Earnings per share                                            $           0.22                  N/A
                                                             ==================    =================

See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE QUARTER ENDED DECEMBER 31, 1996



                                                                          Additional
                                                       Common               Paid In             Retained              Treasury
                                                        Stock               Capital             Earnings                Stock
                                                ------------------------------------------------------------------------------------
Balance as of September 30, 1996                 $       21,821      $     20,958,806       $     11,273,109      $             -


Acquisition of Treasury stock                                 -                     -                      -           (1,429,930)

Stock acquired for Management Recognition
       and Retention Plan                                     -                     -                      -                    -
Amortization of Employee Stock Ownership
  Plan                                                        -                     -                      -                    -

Amortization of the Recognition
   and Retention Plan                                         -                     -                      -                    -

Commitment for release of ESOP shares                         -                 8,026                      -                    -

Change in allowance for unrealized
    loss on assets available for sale                         -                     -                      -                    -

Net income for period                                         -                     -                443,006                    -

  Cash dividends declared                                     -                     -               (237,196)                   -

                                                ------------------------------------------------------------------------------------
Balance as of December 31, 1996 (Unaudited)      $       21,821      $     20,966,832       $     11,478,919      $    (1,429,930)
                                                ====================================================================================


                                                                                               Unrealized loss
                                                  Unearned shares of                              on assets            Total
                                                     Employee Stock    Unearned shares of       available for      Shareholders'
                                                     Ownership Plan           RRP                    sale              Equity
                                                ------------------------------------------------------------------------------------
Balance as of September 30, 1996                  $     (1,831,720)    $               -      $     (50,000)      $    30,372,016


Acquisition of Treasury stock                                    -                     -                  -            (1,429,930)

Stock acquired for Management Recognition
       and Retention Plan                                        -            (1,063,170)                 -            (1,063,170)
Amortization of Employee Stock Ownership
  Plan                                                      48,181                     -                  -                48,181

Amortization of the Recognition
   and Retention Plan                                            -                35,440                  -                35,440

Commitment for release of ESOP shares                            -                     -                  -                 8,026

Change in allowance for unrealized
    loss on assets available for sale                            -                     -            246,000               246,000

Net income for period                                            -                     -                  -               443,006

  Cash dividends declared                                        -                     -                  -              (237,196)

                                                ------------------------------------------------------------------------------------
Balance as of December 31, 1996 (Unaudited)       $     (1,783,539)    $      (1,027,730)     $     196,000       $    28,422,373
                                                ====================================================================================


See accompanying notes to unaudited financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the three months ended December 31,
                                                                                                1996                     1995
                                                                                       -------------------      -------------------
                                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $        443,006        $         219,729
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                                  44,456                   31,866
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                                1,493                  (16,893)
     Provision for loan losses                                                                     75,000                   60,000
     Deferred tax benefit                                                                         122,000                        -
     Amortization of employee ESOP plan                                                            48,181                        -
     Amortization of recognition and retention plan                                                35,440                        -
     Commitment for release of ESOP shares                                                          8,026                        -
     Other, net                                                                                  (322,476)                  96,110
                                                                                       -------------------      -------------------
Net cash provided by operating activities                                                         455,126                  390,812

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                                              (21,599,154)             (15,104,485)
Loan and Mortgage-backed securities principal repayments                                        8,741,724                7,980,194
Proceeds from loan sales                                                                          617,700                  648,500
Purchases of:
     Investment securities and mortgage-backed securities                                     (12,225,000)                (850,000)
Sales and maturities of:
     Investment securities and mortgage-backed securities                                       1,325,000                3,000,000
Purchases of premises and equipment                                                              (909,217)                (109,648)
Disposal of premises and equipment                                                                      -                        -
Other                                                                                             158,407                        -
                                                                                       -------------------      -------------------
Net cash (used) provided by investing activities                                              (23,890,540)              (4,435,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                                           3,545,298                  173,358
Net increase (decrease) in certificates of deposit                                              8,105,900               (1,053,000)
Increase in advances by borrowers for taxes and insurance                                         851,966                1,269,012
Increase in advances from the Federal Home Loan Bank                                           13,000,000                3,000,000
Cash dividends paid to shareholders                                                              (237,196)                       -
Purchase of recognition and retention plan shares                                              (1,063,170)                       -
Purchase of treasury stock                                                                     (1,429,930)                       -
                                                                                       -------------------      -------------------

Net cash provided by financing activities                                                      22,772,868                3,389,370

Net decrease in cash and cash equivalents                                                        (662,546)                (655,257)
Cash and cash equivalents at beginning of year                                                  7,561,710                3,544,603
                                                                                       -------------------      -------------------
Cash and cash equivalents at end of year                                                 $      6,899,164        $       2,889,346
                                                                                       ===================      ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $1,515,019 and $1,374,351
          in 1996, and 1995 respectively)                                                $      2,284,132        $       1,896,322
                                                                                       ===================      ===================

Income taxes paid (refund)                                                               $        251,300        $        (228,734)
                                                                                       ===================      ===================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                                        (84,593)                       -

Unrealized loss on investment securities and mortgage-backed securities                           298,000                 (499,323)
Deferred income taxes                                                                            (102,000)                 169,323
                                                                                       -------------------      -------------------
Net unrealized loss on investment and mortgage-backed securities                         $        196,000                 (330,000)
                                                                                       ===================      ===================


See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

       The accompanying unaudited consolidated financial statements of Pittsburgh Home Financial Corp. (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

       The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996.


Note 2 - Business

       The Company's subsidiary, Pittsburgh Home Savings Bank (the "Bank"), is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans (primarily single-family residential loans.) The Bank conducts business from seven offices in Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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


Note 5 - Earnings per share

       Earnings for the three months ended December 31, 1996 were $.22 per share. Earnings per share information is not applicable for any periods prior to April 1, 1996, which was the date the Company completed the Conversion. Earnings per share were computed by dividing net income for the three months ended December 31, 1996 by the average number of common shares outstanding. Shares outstanding for December 31, 1996 do not include ESOP shares that have not been committed to be released in accordance with Statement of Position (SOP) 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Reported earnings per share are based on 1,985,903 common shares.


Note 6 - Employee Stock Ownership Plan (ESOP)

       In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The ESOP Trust borrowed $1.9 million from the Company and purchased 174,570 shares, equal to 8% of the total number of shares issued in the Conversion. The Company accounts for its ESOP in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOPs, such as the Company, will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

Note 7 - Stock Option Plan

       On October 15, 1996, the Stock Option Plan was approved by the Company's stockholders. A total of 218,212 shares of common stock may be issued pursuant to the Stock Option Plan and 157,737 shares were awarded during the three months ended December 31, 1996. These options are subject to vesting provisions as well as other provisions of the Stock Option Plan. No options have been exercised through December 31, 1996.

Note 8 - Recognition and Retention Plan and Trust (RRP)

       On October 15, 1996, the RRP was approved by the Company's stockholders. A total of 87,285 shares of common stock are available for awards pursuant to the RRP and 67,960 shares were awarded during the three months ended December 31, 1996. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to various requirements as more fully described in the plan documents.
       Compensation cost related to RRP shares earned during the three month period ended December 31, 1996 was $35,440.

       The Company purchased on the open market 87,285 shares of common stock during the three months ended December 31, 1996 to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of shareholders' equity.

Note 9 - Recent Accounting and Regulatory Developments

       The Financial Accounting Standards Board released Statement of Financial Accounting Standard Number 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. Effective for fiscal years beginning after December 15, 1995, SFAS 123 outlines preferable accounting treatment and reporting guidelines for employee stock option plans. The Company plans to continue to measure compensation cost using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion Number 25.

       The Financial Accounting Standards Board released Statement of Financial Accounting Standard Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 123") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The Company does not anticipate any material impact on statements of income and financial condition from the adoption of this statement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

       At December 31, 1996, the Company's total assets amounted to $218.7 million compared with $195.3 million at September 30, 1996, an increase of 12.0%. Cash and interest-bearing deposits decreased $663,000, or 8.8%, to $6.9 million at December 31, 1996, compared to $7.6 million at September 30, 1996. The decrease reflects the payment of dividends and the purchase of treasury stock and RRP shares. Investments and mortgage-backed securities (held to maturity and available for sale) increased by $9.5 million, or 20.4%, from $46.3 million at September 30, 1996. The Company purchased $12.2 million in investments and mortgage-backed securities during the period, which was partially offset by maturities. Loans receivable, net of allowance, increased $12.7 million, or 9.4%, to $148.3 million at December 31, 1996 compared to $135.6 million at September 30, 1996. The growth is primarily attributable to increases in residential mortgage loans.

       Total liabilities increased by $25.3 million or 15.3% to $190.3 million at December 31, 1996 compared to $165.0 at September 30, 1996. Deposits increased by $11.7 million or 9.4% to $136.0 million at December 31, 1996 compared to $124.3 million at September 30, 1996. During the period, the Bank acquired the branch ("Branch Acquisition") of another financial institution located in Pittsburgh and assumed all the deposits and acquired all equipment and real estate associated with the branch. Borrowed funds increased $13.0 million or 35.6% to $49.5 million at December 31, 1996 compared to $36.5 million at September 30, 1996, as the Company increased its Federal Home Loan Bank ("FHLB") advances to increase liquidity and used those funds to reinvest in assets at higher yields.

       Total shareholders' equity decreased $1.9 million or 6.4% to $28.4 million at December 31, 1996 compared to $30.4 million at September 30, 1996. The decrease was the result of the Company's repurchase of its common stock and the funding of the RRP, partially offset by net income during the period.

RESULTS OF OPERATIONS

       GENERAL.   The Company reported net income of $443,000 or $.22 per share for the three months ended December 31, 1996 compared to $220,000 for the three months ended December 31, 1995, an increase of 101.4%. The $223,000 increase in net income for the three months ended December 31, 1996 as compared to the same period in 1995 was primarily the result of an increase in net interest income after the provision for losses on loans of $531,000 or 51.0%, which was partially offset by an increase in provision for loan losses of $15,000 or 25.0%, an increase in total noninterest expense of $216,000 or 27.7%, and an increase in the provision for income taxes of $108,000 or 80.6%.

       INTEREST INCOME. Interest income increased $908,000 or 30.4% for the three months ended December 31, 1996, compared to the same period in 1995. The increase was primarily due to an increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $52.1 million and had a weighted average yield of 6.3% compared to $44.1 million with a weighted average yield of 6.1% for the same period in 1995. The average balance on loans receivable increased by $35.9 million, which was partially offset by a 34 basis point decline in the average yield earned thereon.

       INTEREST EXPENSE. Interest expense increased to $2.2 million for the three months ended December 31, 1996, compared to $1.9 million during the same period in 1995. The $362,000 or 19.2% increase in interest expense for the three month period ended December 31, 1996, compared to the same time period last year was due primarily to a $29.5 million increase in average interest-bearing liabilities. Average deposits increased $11.9 million for the three months ended December 31, 1996 when compared to the same period in 1995. Average borrowed funds increased $17.5 million for the three month period ended December 31, 1996 when compared to the same period in 1995. Such increases were primarily due to the Branch Acquisition, as well as, increased borrowings from the FHLB of Pittsburgh.

       PROVISION FOR LOAN LOSSES. During the three months ended December 31, 1996, the Company recorded provisions for losses on loans of $75,000 compared to $60,000 for the comparable period in 1995. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards and economic conditions in the Company's market area. The increase in the 1996 period primarily reflects the increased amount of lending by the Company.

       NONINTEREST INCOME. Noninterest income increased by $18,000 or 19.4% for the three months ended December 31, 1996, compared to the three months ended December 31, 1995. Such increases were primarily due to miscellaneous sources of other income.

       NONINTEREST EXPENSES. Noninterest expenses increased by $216,000 or 27.8% for the three months ended December 31, 1996, compared to the same period during 1995. The increase was primarily attributable to an $130,000 increase in salaries and employee benefits, a $68,000 increase in net occupancy expense, and a $71,000 increase in other operating expenses (consisting primarily of office supplies, legal and professional fees). The increase in salaries and employee benefits is due to normal salary increases, the hiring of two new employees, and the addition of the RRP. The increase in net occupancy expense is the result of the Branch Acquisition.

       PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $242,000 during the three months ended December 31, 1996, compared with $134,000 for the same period in 1995. The effective tax rates during the three months ended December 31, 1996 and 1995 were 35.4% and 37.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At December 31, 1996, the Company had $49.5 million of outstanding advances from the FHLB of Pittsburgh.

       As of December 31, 1996, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1996, the Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 21.76%, 23.01% and 10.20%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

                                    PART II


Item 1.       Legal Proceedings

              Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security-Holders

              a) A Special Meeting of Stockholders ("Special Meeting") was held on October 15, 1996.

              b)  Not applicable.

              c) Two matters were voted upon at the Special Meeting. The matters voted upon together with the applicable voting results were as follows:

                     1) Proposal to consider and approve the adoption of the Company's Stock Option Plan - votes for 1,214,495; votes against 422,730; abstain 19,040; and not voted 525,860.

                     2) Proposal to consider and approve the Company's RRP - votes for 1,187,046; votes against 451,409; abstain 17,810, and not voted 525,860.

              d)  Not applicable

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                    27 Financial Data Schedule

              (b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PITTSBURGH HOME FINANCIAL CORP.




Date: February 7, 1997                  By: /s/ J. Ardie Dillen
                                           ---------------------
                                           J. Ardie Dillen
                                           President and Chief
                                             Executive Officer



Date: February 7, 1997                  By: /s/ Michael J. Kirk
                                           ---------------------
                                           Michael J. Kirk
                                           Senior Vice President and Chief
                                             Financial Officer