Form 10-Q
period 1997-03-31
PITTSBURGH HOME FINANCIAL CORP
filed 1997-05-14
CIK 1003936

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                              -------------    --------------

                         Commission File Number 0-27522


                        PITTSBURGH HOME FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                            25-1772349
      -------------------------------            ----------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification Number)


               438 Wood Street
           Pittsburgh, Pennsylvania                           15222
   -----------------------------------------                ----------
    (Address of principal executive office)                 (Zip Code)

                                 (412) 281-0780
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No   X
                                             -----   -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1997, there were issued and outstanding 1,969,369 shares of the Registrant's Common Stock, par value $.01 per share.

                        PITTSBURGH HOME FINANCIAL CORP.

                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1997 (unaudited) and September 30, 1996                        3

         Consolidated Statements of Income for the three and six months
         ended March 31, 1997 (unaudited)  and 1996 (unaudited).                  4


         Consolidated Statements of Changes in Shareholders' Equity
         for the six months ended March 31, 1997 (unaudited)                      5


         Consolidated Statements of Cash Flows for the three and six months
         ended March 31, 1997 (unaudited) and 1996 (unaudited).                   6

         Notes to Unaudited Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       15
Item 2.  Changes in Securities                                                   15
Item 3.  Defaults Upon Senior Securities                                         15
Item 4.  Submission of Matters to a Vote of Security-Holders                     15
Item 5.  Other Information                                                       15
Item 6.  Exhibits and Reports on Form 8-K                                        15

SIGNATURES

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31,         September 30,
                                                                               1997               1996
                                                                           (Unaudited)
                                                                          ------------        -------------
ASSETS

Cash                                                                      $  1,553,719          $    915,326
Interest-bearing deposits                                                    2,977,523             6,646,384
                                                                          ------------          ------------
                                                                             4,531,242             7,561,710

Investments and mortgage-backed securities; available for sale              54,230,175            46,305,705
Investments and mortgage-backed securities; held to maturity
   (fair value of $9,812,064)                                               10,022,461                     -
Loans receivable, net of allowance of $1,253,088 and
   $1,128,279                                                              159,337,041           135,551,534
Accrued interest receivable                                                  1,732,300             1,243,462
Premises and equipment, net                                                  2,496,994             1,900,149
Goodwill                                                                       319,140                     -
Federal Home Loan Bank stock - at cost                                       3,400,000             1,875,000
Deferred income taxes                                                          401,632               523,632
Foreclosed real estate                                                         293,211               133,256
Other assets                                                                   233,843               235,317
                                                                          ------------          ------------
                    Total assets                                          $236,998,039          $195,329,765
                                                                          ============          ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $137,700,277          $124,341,573
Advances from Federal Home Loan Bank                                        68,000,000            36,500,000
Advances by borrowers for taxes and insurance                                2,649,354             1,847,815
Accrued income taxes payable                                                   343,509               496,029
Other liabilities                                                            1,122,494             1,772,332
                                                                          ------------          ------------
                    Total liabilities                                      209,815,634           164,957,749

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                       -                     -
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                      21,821                21,821
Additional paid-in capital                                                  20,981,398            20,958,806
Treasury stock - at cost, 199,106 shares                                    (2,748,373)                    -
Unearned shares of  ESOP                                                    (1,735,358)           (1,831,720)
Unearned shares of Recognition and Retention Plan                             (974,570)                    -
Net unrealized gain (loss) on securities available for sale                   (145,000)              (50,000)
Retained earnings (substantially restricted)                                11,782,487            11,273,109
                                                                          ------------          ------------
                    Total shareholders' equity                              27,182,405            30,372,016


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $236,998,039          $195,329,765
                                                                          ============          ============


See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Three months ended             Six months ended
                                                             March 31,                      March 31,
                                                           (Unaudited)                    (Unaudited)
                                                  ----------------------------     -----------------------------
                                                    1997              1996              1997           1996
                                                  -----------     ------------     -------------   -------------

Interest income:
   Loans receivable                               $3,196,799       $2,279,938        $6,094,541      $4,534,644
   Mortgage-backed securities                        506,439          423,985           899,365         864,331
    Investment securities:
        Taxable                                      456,384          189,876           885,612         390,790
        Tax exempt                                    82,364           32,065           162,287          67,223
   Interest-bearing deposits                          85,578          164,335           180,058         219,526
                                                  ----------       ----------        ----------      ----------
          Total interest income                    4,327,564        3,090,199         8,221,863       6,076,514


Interest expense:
   Deposits                                        1,596,548        1,306,589         3,111,567       2,670,556
    Interest on advances and other borrowings        949,744          556,147         1,683,106       1,078,118
                                                  ----------       ----------        ----------      ----------
          Total interest expense                   2,546,292        1,862,736         4,794,673       3,748,674
                                                  ----------       ----------        ----------      ----------

Net interest income before provision for
    loan losses                                    1,781,272        1,227,463         3,427,190       2,327,840

Provision for loan losses                             75,000           60,000           150,000         120,000
                                                  ----------       ----------        ----------      ----------
Net interest income after provision for
    loan losses                                    1,706,272        1,167,463         3,277,190       2,207,840

Noninterest income:
   Service charges and other fees                         96           21,583            17,211          51,009
   Other income                                       88,285           65,805           181,357         128,938
                                                  ----------       ----------        ----------      ----------
          Total noninterest income                    88,381           87,388           198,568         179,947

Noninterest expenses:
   Compensation and employee benefits                643,344          462,649         1,199,716         889,124
   Premises and occupancy costs                      148,919          185,109           279,699         248,380
   Amortization of goodwill                            8,254                -            11,005
   Federal insurance premium                          20,235           76,251            20,235         153,599
   Marketing                                          26,215           35,834            80,314          83,111
   Data processing costs                              68,816           40,185           125,385          80,846
   Other expenses                                    249,775           69,543           444,849         193,718
                                                  ----------       ----------        ----------      ----------
          Total noninterest expense                1,165,558          869,571         2,161,203       1,648,778
                                                  ----------       ----------        ----------      ----------

Income before income taxes                           629,095          385,280         1,314,555         739,009
Income taxes                                         206,546          143,400           449,000         277,400
                                                  ----------       ----------        ----------      ----------
Net income                                        $  422,549       $  241,880        $  865,555      $  461,609
                                                  ==========       ==========        ==========      ==========

Earnings per share                                $     0.23              N/A        $     0.45             N/A
                                                  ==========       ==========        ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      FOR THE PERIOD ENDED MARCH 31, 1997

                                                                                                  Net unrealized
                                                                       Unearned                     gain (loss)
                                 Additional                            shares of      Unearned     on securities      Total
                        Common    Paid In       Retained   Treasury  Employee Stock    shares of   available for  Shareholders'
                        Stock     Capital       Earnings    Stock    Ownership Plan       RRP          sale           Equity
                        ---------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1996    $21,821   $20,958,806  $11,273,109  $         -   $(1,831,720)  $         -    $ (50,000)  $30,372,016
Acquisition of
  Treasury stock              -             -            -   (2,748,373)            -             -            -    (2,748,373)
Stock acquired for the
  Recognition and
  Retention Plan              -             -            -            -             -    (1,063,170)           -    (1,063,170)
Amortization of
  Employee Stock
  Ownership Plan              -             -            -            -        96,362             -            -        96,362
Amortization of
  the Recognition
  and Retention Plan          -             -            -            -             -        88,600            -        88,600
Commitment for release
  of ESOP shares              -        22,592            -            -             -             -            -        22,592
Change in unrealized
  loss on securities
  available for sale          -                          -            -             -             -      (95,000)      (95,000)
Net income for period         -             -      865,555            -             -             -                    865,555
Cash dividends declared       -             -     (356,177)           -             -             -            -      (356,177)
                        ---------------------------------------------------------------------------------------------------------
Balance as of
  March 31, 1997
  (Unaudited)           $21,821   $20,981,398  $11,782,487  $(2,748,373)  $(1,735,358)  $  (974,570)   $(145,000)  $27,182,405
                        =========================================================================================================


 See accompanying notes to unaudited financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the six months ended March 31,
                                                                         1997                1996
                                                                    ---------------     ---------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                          $    865,555         $    461,609
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                         98,184               81,291
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                     (50,660)              29,960
     Provision for loan losses                                           150,000              120,000
     Deferred tax benefit                                                122,000              (44,493)
     Amortization of ESOP plan                                            96,362                    -
     Amortization of Recognition and Retention Plan                       88,600                    -
     Commitment for release of ESOP shares                                22,592                    -
     Other, net                                                       (1,289,722)            (287,342)
                                                                    ------------         ------------
Net cash provided by operating activities                                102,911              361,025

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                     (39,285,391)         (24,585,836)
Loan and Mortgage-backed securities principal repayments              16,553,341           17,690,007
Proceeds from loan sales                                                 617,700            1,548,500
Purchases of:
     Investment securities and mortgage-backed securities            (26,915,000)          (7,316,714)
Sales and maturities of:
     Investment securities and mortgage-backed securities              5,528,571            7,871,429
Purchases of premises and equipment                                   (1,014,168)            (111,192)
Disposal of premises and equipment                                             -                2,025
Other, net                                                              (110,955)              11,986
                                                                    ------------         ------------
Net cash (used) provided by investing activities                     (44,625,902)          (4,889,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                  4,049,508            3,750,337
Net increase (decrease) in certificates of deposit                     9,309,196            1,695,592
Increase in advances by borrowers for taxes and insurance                801,539            1,623,571
Increase in stock subscriptions payable                                                    29,611,879
Increase in advances from the Federal Home Loan Bank                  31,500,000                    -
Cash dividends paid to shareholders                                     (356,177)                   -
Purchase of Recognition and Retention Plan shares                     (1,063,170)                   -
Purchase of treasury stock                                            (2,748,373)                   -
                                                                    ------------         ------------

Net cash provided by financing activities                             41,492,523           36,681,379

Net decrease in cash and cash equivalents                             (3,030,468)          32,152,609
Cash and cash equivalents at beginning of year                         7,561,710            3,544,603
                                                                    ------------         ------------
Cash and cash equivalents at end of year                            $  4,531,242         $ 35,697,212
                                                                    ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on
       deposits of $3,111,567 and $2,598,171
       in 1997, and 1996 respectively)                              $  4,830,423         $  3,809,094
                                                                    ============         ============

Income taxes paid (refund)                                          $    683,300         $     (8,734)
                                                                    ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned               159,955                    -

Unrealized loss on securities available for sale                        (144,000)            (239,442)
Deferred income taxes                                                     49,000               81,410
                                                                    ------------         ------------
Net unrealized loss securities available for sale                   $    (95,000)            (158,032)
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

        The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996.

        Financial Accounting Standards Board Statement Number 128, "Accounting for Earnings per Share," is effective for fiscal years beginning after December 15, 1997 and provides specific computation, presentation and disclosure requirements for earnings per share. The statement's objective is to simplify the computation of earnings per share and to make the U. S. standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. Early adoption of FAS 128 is not permitted; however, reported Earnings Per Share would not be materially different if FAS 128 would have been in effect.

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

Note 5 - Earnings per share

        Earnings for the three and six months ended March 31, 1997 were $.23 and $.45 per share. Earnings per share information is not applicable for any periods prior to April 1, 1996, which was the date the Company completed the Conversion. Earnings per share were computed by dividing net income for the three and six months ended March 31, 1997 by the average number of common shares outstanding. Shares outstanding for March 31, 1997 do not include ESOP shares that have not been committed to be released in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Reported earnings per share are based on 1,868,375 and 1,928,324 common shares for the three and six months ended March 31, 1997.

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

Note 7 - Stock Option Plan

        On October 15, 1996, the Stock Option Plan was approved by the Company's stockholders. A total of 218,212 shares of common stock may be issued pursuant to the Stock Option Plan and 161,737 shares were awarded during the six months ended March 31, 1997. These options are subject to vesting provisions as well as other provisions of the Stock Option Plan. No options have been exercised through March 31, 1997.

Note 8 - Recognition and Retention Plan and Trust (RRP)

        On October 15, 1996, the RRP was approved by the Company's stockholders. A total of 87,285 shares of common stock are available for awards pursuant to the RRP and 67,960 shares were awarded during the six months ended March 31, 1997. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to various requirements as more fully described in the plan documents. Compensation cost related to RRP shares earned during the six months ended March 31, 1997 was $96,362.

        The Company purchased on the open market 87,285 shares of common stock during the six months ended March 31, 1997 to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of shareholders' equity.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At March 31, 1997, the Company's total assets amounted to $237.0 million compared with $195.3 million at September 30, 1996, an increase of 21.3%. Cash and interest-bearing deposits decreased $3.0 million, or 39.7%, to $4.5 million at March 31, 1997, compared to $7.6 million at September 30, 1996. The decrease reflects the payment of dividends and the purchase of treasury stock and RRP shares. Investments and mortgage-backed securities (held to maturity and available for sale) increased by $17.9 million or 38.7%, from $46.3 million at September 30, 1996 to $64.3 million at March 31, 1997. The Company purchased $26.9 million in investments and mortgage-backed securities during the period, which was partially offset by repayments and maturities. Loans receivable, net of allowance, increased $23.8 million or 17.6%, to $159.3 million at March 31, 1997 compared to $135.6 million at September 30, 1996. The growth is primarily attributable to increases in residential mortgage loans.

        Total liabilities increased by $44.9 million or 27.2% to $209.8 million at March 31, 1997 compared to $165.0 at September 30, 1996. Deposits increased by $13.4 million or 10.8% to $137.7 million at March 31, 1997 compared to $124.3 million at September 30, 1996. During the period, the Bank acquired a branch ("Branch Acquisition") from another financial institution located in Pittsburgh and assumed all the deposits and acquired all equipment and real estate associated with the branch. Borrowed funds increased $31.5 million or 86.3% to $68.0 million compared to $36.5 million at September 30, 1996, as the Company increased its Federal Home Loan Bank ("FHLB") advances to increase liquidity and used those funds to reinvest in assets at higher yields.

        Total shareholders' equity decreased $3.2 million or 10.5% to $27.2 million at March 31, 1997 compared to $30.4 million at September 30, 1996. The decrease was the result of the Company's repurchase of its common stock and the funding of the RRP, which was partially offset by net income during the period.

RESULTS OF OPERATIONS

        GENERAL. The Bank reported net income of $423,000 or $.23 per share and $866,000 or $.45 per share during the three and six months ended March 31, 1997, respectively, compared to $242,000 and $462,000 during the three and six months ended March 31, 1996. The increases in net income were primarily due to an increase in net interest income after the provision for losses on loans of $539,000, or 46.2% and $1.1 million, or 49.8%, for the three and six months ended March 31, 1997, respectively, compared to the same periods in 1996. The increases were partially offset by an increase for both periods in provision for loan losses of $15,000 or 25.0%, and $30,000 or 25.0%, an increase in noninterest expense of $296,000, or 34.0% and $512,000, or 31.1%, and an increase in income taxes of $63,000 or 43.9% and $172,000 or 62.0% for the same three and six month periods.

        INTEREST INCOME. Interest income increased $1.2 million or 38.8% and $2.1 million or 34.6% during the three and six months ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. The increases were primarily due to an increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $63.0 million and $57.5 million, with weighted average yields of 6.63% and 6.77%, for the three and six months ended March 31, 1997 respectively, an increase of 53.2% and 35.0%, respectively, from $41.1 million and $42.6 million with weighted average yields of 6.28% and 6.20% for the same periods ended March 31, 1996. The increase in investments is primarily attributable to the Company's continued efforts to grow its balance sheet and leverage its capital position. The investment and mortgage-backed securities purchased have been funded primarily with advances from the FHLB. The average balance of loans receivable totaled $153.8 million and $148.0 million, with weighted average yields of 8.31% and 8.24%, for the three and six months ended March 31, 1997 respectively, an increase of 39.0% and 36.5%, respectively, from $110.7 million and $108.4 million with weighted average yields of 8.24% and 8.36% for the same periods ended March 31, 1996.

        INTEREST EXPENSE. Interest expense increased $684,000 or 36.7% and $1.0 million or 26.7% during the three and six months ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. Such increases were primarily due to an increase in the average cost of interest-bearing liabilities, from 4.84% and 5.02% for the three and six months ended March 31, 1996, respectively, to 5.15% for the same periods ended March 31, 1997. Average deposits increased $20.3 million or 17.8% and $16.1 million or 14.2% for the three and six months ended March 31, 1997 when compared to the same period in 1996. Average borrowed funds increased $31.3 million and $24.4 million for the three and six months ended March 31, 1997 when compared to the same periods in 1996. Such increases were due to the Branch Acquisition, as well as, increased borrowings from the FHLB of Pittsburgh.

        PROVISION FOR LOAN LOSSES. During the three and six months ended March 31, 1997, the Bank recorded provisions for losses on loans of $75,000 and $150,000, respectively, compared to $60,000 and $120,000 for the comparable periods in fiscal 1996. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards and economic conditions in the Company's market area. The increases in the fiscal 1997 periods reflect the increased amount of lending by the Company.

        NONINTEREST INCOME. Noninterest income remained consistent for the three and six months ended March 31, 1997 compared to the three and six months ended March 31, 1996.

        NONINTEREST EXPENSES. Noninterest expenses increased by $296,000 or 34.0% and $512,000 or 31.1% for the three and six months ended March 31, 1997, respectively, compared to the same periods during fiscal 1996. Such increases were primarily attributable to an $181,000 and $311,000 increase in salaries and employee benefits, an $181,000 and $251,000 increase in other operating expenses (consisting primarily of office supplies, legal and professional fees), and a $29,000 and $45,000 increase in data processing costs for the three and six months ended March 31, 1997, respectively, when compared to the same periods during fiscal 1996. The increase in salaries and employee benefits is due to normal salary increases, the hiring of two new employees, and the addition of the RRP. The increase in other operating expenses is to a large degree reflective of increased ESOP costs associated with being a public company.

        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $207,000 and $449,000 during the three and six months ended March 31, 1997, respectively, compared with $143,000 and $277,000 for the comparable periods in fiscal 1996. The effective tax rates during the three and six months ended March 31, 1997 were 32.8% and 34.2%, respectively, compared to 37.2% and 37.5% for the comparable 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily Federal Home Loan Bank ("FHLB") advances from the FHLB of Pittsburgh. At March 31, 1997, the Bank had $68.0 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $9.6 million, and unused lines of credit amounted to $54,000. Certificates of deposit scheduled to mature in one year or less at March 31, 1997, totaled $63.3 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of March 31, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1997, the Savings Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 20.77%, 21.93% and 9.54%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

                        PITTSBURGH HOME FINANCIAL CORP.

                                    PART II

Item 1. Legal Proceedings

        Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders

        Not applicable.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        a)  Exhibits:

            27 Financial Data Schedule

        b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PITTSBURGH HOME FINANCIAL CORP.

Date: May 9, 1997             By: /s/ J. ARDIE DILLEN
                                 --------------------------------------------
                                      J. Ardie Dillen
                                      Chairman, President and
                                      Chief Executive Officer

Date: May 9, 1997             By: /s/ MICHAEL J. KIRK
                                 --------------------------------------------
                                      Michael J. Kirk
                                      Senior Vice President and Chief
                                      Financial Officer