Form 10-Q
period 1997-06-30
PITTSBURGH HOME FINANCIAL CORP
filed 1997-08-13
CIK 1003936

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                        PITTSBURGH HOME FINANCIAL CORP.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      25-1772349
          ------------                                      ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

               438 Wood Street
           Pittsburgh, Pennsylvania                          15222
           ------------------------                          -----
   (Address of principal executive office)                 (Zip Code)

                                 (412) 281-0780
                                 --------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 1997, there were issued and outstanding 1,969,369 shares of the Registrant's Common Stock, par value $.01 per share.

                        PITTSBURGH HOME FINANCIAL CORP.

                               TABLE OF CONTENTS

                                                                               PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 1997 (unaudited) and September 30, 1996                        3

         Consolidated Statements of Income for the nine months
         ended June 30, 1997 (unaudited)  and 1996 (unaudited).                  4

         Consolidated Statements of Changes in Shareholders' Equity
         for the nine months ended June 30, 1997 (unaudited)                     5

         Consolidated Statements of Cash Flows for the nine months
         ended June 30, 1997 (unaudited) and 1996 (unaudited).                   6

         Notes to Unaudited Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      15
Item 2.  Changes in Securities                                                  15
Item 3.  Defaults Upon Senior Securities                                        15
Item 4.  Submission of Matters to a Vote of Security-Holders                    15
Item 5.  Other Information                                                      15
Item 6.  Exhibits and Reports on Form 8-K                                       15

SIGNATURES

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         June 30,                  September 30,
                                                                           1997                        1996
                                                                        (Unaudited)
                                                                        -----------                -------------
ASSETS
Cash                                                                  $   1,685,270                $   915,326
Interest-bearing deposits                                                 2,586,882                  6,646,384
                                                                      -------------                -----------
                                                                          4,272,152                  7,561,710

Investments and mortgage-backed securities; available for sale           59,138,453                 46,305,705
Equity securities, trading                                                1,186,750                          -
Investments and mortgage-backed securities; held to maturity
   (fair value of $9,812,064)                                            10,020,844                          -
Loans receivable, net of allowance of $1,318,489 and
   $1,128,279                                                           171,714,197                 135,551,534
Accrued interest receivable                                               1,744,548                   1,243,462
Premises and equipment, net                                               2,603,256                   1,900,149
Goodwill                                                                    310,886                           -
Federal Home Loan Bank stock - at cost                                    4,360,000                   1,875,000
Deferred income taxes                                                       176,000                     523,632
Foreclosed real estate                                                      516,065                     133,256
Other assets                                                                221,403                     235,317
                                                                      -------------                ------------
                    Total assets                                      $ 256,264,554                $195,329,765
                                                                      =============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                              $ 138,770,110                $124,341,573
Advances from Federal Home Loan Bank                                     84,200,000                  36,500,000
Advances by borrowers for taxes and insurance                             3,466,538                   1,847,815
Accrued income taxes payable                                                195,389                     496,029
Other liabilities                                                         1,646,240                   1,772,332
                                                                      -------------                ------------
                    Total liabilities                                   228,278,277                 164,957,749

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                    -                           -
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                   21,821                      21,821
Additional paid-in capital                                               20,993,066                  20,958,806
Treasury stock - at cost, 212,756 shares                                 (2,948,004)                          -
Unearned shares of  ESOP                                                 (1,702,776)                 (1,831,720)
Unearned shares of Recognition and Retention Plan                          (921,410)                          -
Net unrealized gain (loss) on securities available for sale                 332,000                     (50,000)
Retained earnings (substantially restricted)                             12,211,580                  11,273,109
                                                                      -------------                ------------
                    Total shareholders' equity                           27,986,277                  30,372,016


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 256,264,554                $195,329,765
                                                                      =============                ============

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                  Three months ended                Nine months ended
                                                                       June 30,                          June 30,
                                                                     (Unaudited)                       (Unaudited)
                                                             -------------------------         ----------------------------
                                                                1997           1996               1997              1996
                                                             ----------     ----------         ----------        ----------
Interest income:
   Loans receivable                                          $3,398,959     $2,389,944         $9,493,500        $6,924,588
   Mortgage-backed securities                                   632,328        422,156          1,531,693         1,286,486
   Investment securities

        Taxable                                                 475,675        318,046          1,361,287           708,836
        Tax exempt                                               76,264         46,736            238,551           113,958
   Interest-bearing deposits                                     96,196         78,001            276,254           297,529
                                                             ----------     ----------         ----------        ----------
          Total interest income                               4,679,422      3,254,883         12,901,285         9,331,397


Interest expense:
   Deposits                                                   1,631,438      1,269,206          4,743,005         3,939,763
   Interest on advances and other borrowings                  1,198,035        511,554          2,881,141         1,589,671
                                                             ----------     ----------         ----------        ----------
          Total interest expense                              2,829,473      1,780,760          7,624,146         5,529,434
                                                             ----------     ----------         ----------        ----------

Net interest income before provision for loan losses          1,849,949      1,474,123          5,277,139         3,801,963

Provision for loan losses                                       105,000         90,000            255,000           210,000
                                                             ----------     ----------         ----------        ----------
Net interest income after provision for loan losses           1,744,949      1,384,123          5,022,139         3,591,963

Noninterest income:
   Service charges and other fees                                 3,655         19,654             20,866            70,663
   Other income                                                  87,777         70,846            269,134           199,784
   Gain on trading account securities                           150,958              -            150,958                 -
   Gain on sale of investments                                      857              -                857                 -
   Loss on sale of REO                                          (16,142)             -            (16,142)                -
                                                             ----------     ----------         ----------        ----------

          Total noninterest income                              227,105         90,500            425,673           270,447

Noninterest expenses:
   Compensation and employee benefits                           641,238        499,739          1,840,954         1,388,863
   Premises and occupancy costs                                 126,662        112,694            406,361           361,073
   Amortization of goodwill                                       8,254              -             19,259                 -
   Federal insurance premium                                     21,998         66,810             42,233           200,324
   Marketing                                                     52,815         30,342            133,129           113,453
   Data processing costs                                         71,817         40,487            197,202           121,334
   Other expenses                                               175,715        158,206            620,564           372,009
                                                             ----------     ----------         ----------        ----------
          Total noninterest expense                           1,098,499        908,278          3,259,702         2,557,056

Income before income taxes                                      873,555        566,345          2,188,110         1,305,354
Income taxes                                                    326,300        197,175            775,300           474,575
                                                             ----------     ----------         ----------        ----------
Net income                                                   $  547,255     $  369,170         $1,412,810        $  830,779
                                                             ==========     ==========         ==========        ==========

Earnings per share                                           $     0.30     $     0.18         $     0.75               N/A
                                                             ==========     ==========         ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                                                                                           Net
                                                                                                        unrealized
                                                                              Unearned                  gain (loss)
                                    Additional                                shares of     Unearned   on securities      Total
                           Common    Paid In       Retained    Treasury     Employee Stock  shares of  available for   Shareholders'
                           Stock     Capital       Earnings      Stock      Ownership Plan     RRP          sale          Equity
                         ----------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1996     $ 21,821  $20,958,806   $11,273,109  $         -   $(1,831,720)    $        -     $(50,000)   $30,372,016

Acquisition of
  Treasury stock                -            -             -   (2,948,004)            -              -            -     (2,948,004)

Stock acquired for
  the Recognition
  and Retention Plan            -            -             -            -             -     (1,063,170)           -     (1,063,170)
Amortization of Employee
  Stock Ownership Plan          -            -             -            -       128,944              -            -        128,944

Amortization of the
  Recognition and
  Retention Plan                -            -             -            -             -        141,760            -        141,760

Commitment for release
  of ESOP shares                -       34,260             -            -             -              -            -         34,260

Change in unrealized
  loss on securities
  available for sale            -            -             -            -             -                     382,000        382,000

Net income for period           -            -     1,412,810            -             -              -            -      1,412,810

Cash dividends declared         -            -      (474,339)           -             -              -            -       (474,339)

                         ---------------------------------------------------------------------------------------------------------
Balance as of June 30,
  1997 (Unaudited)       $ 21,821  $20,993,066   $12,211,580  $(2,948,004)  $(1,702,776)     $(921,410)    $332,000    $27,986,277
                         =========================================================================================================


See accompanying notes to unaudited financial statements.

                 PITTSBURGH HOME FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      For the nine months ended June 30,
                                                                                       1997                       1996
                                                                                    ----------                -----------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $ 1,412,811               $    830,779
Adjustments to reconcile net income to net cash provided by
   operating activities:

     Depreciation                                                                        148,523                    115,678
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                     482,510                    (15,969)
     Provision for loan losses                                                           255,000                    210,000
     Deferred tax benefit                                                                347,632                   (104,237)
     Amortization of ESOP plan                                                           128,944                          -
     Amortization of Recognition and Retention Plan                                      141,760                          -
Purchases of:

     Equity securities, trading                                                       (2,203,523)                         -
Sale of:
     Equity securities, trading                                                        1,017,073                          -
     Commitment for release of ESOP shares                                                34,260                          -
     Other, net                                                                         (913,904)                    81,339
                                                                                     -----------               ------------
Net cash provided by operating activities                                                851,086                  1,117,590

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                                    (63,796,412)               (46,749,137)
Loan and Mortgage-backed securities principal repayments                              30,519,476                 28,164,601
Proceeds from loan sales                                                                 617,700                  1,675,300
Purchases of:
     Investment securities and mortgage-backed securities, available for sale        (27,150,565)               (20,029,098)
     Investment securities and mortgage-backed securities, held to maturity          (10,000,000)                         -
Sales and maturities of:
     Investment securities and mortgage-backed securities, available for sale          7,952,735                 10,071,429
Purchases of premises and equipment                                                     (988,594)                  (273,219)
Disposal of premises and equipment                                                             -                      2,025
Other, net                                                                              (556,731)                    65,669
                                                                                     -----------               ------------
Net cash (used) provided by investing activities                                     (63,402,391)               (27,072,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in checking, passbook, and money market

     deposit accounts                                                                  2,690,305                 (1,205,252)
Net increase (decrease) in certificates of deposit                                    11,738,232                    589,174
Increase in advances by borrowers for taxes and insurance                              1,618,723                  1,858,828
Increase in advances from the Federal Home Loan Bank                                  47,700,000                  5,000,000
Cash dividends paid to shareholders                                                     (474,339)                         -
Purchase of Recognition and Retention Plan shares                                     (1,063,170)                         -
Purchase of treasury stock                                                            (2,948,004)                         -
Proceeds from issuance of stock                                                                -                 19,085,645
                                                                                     -----------               ------------

Net cash provided by financing activities                                             59,261,747                 25,328,395

Net decrease in cash and cash equivalents                                             (3,289,558)                  (626,445)
Cash and cash equivalents at beginning of year                                         7,561,710                  3,544,603
                                                                                     -----------               ------------
Cash and cash equivalents at end of year                                             $ 4,272,152               $  2,918,158
                                                                                     ===========               ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

     Interest (includes interest credited on deposits of $4,743,005 and $3,795,198
          in 1997 and 1996 respectively)                                             $ 7,659,896               $  4,339,265
                                                                                     ===========               ============

Income taxes paid                                                                    $   514,500               $    211,266
                                                                                     ===========               ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed mortgage loans transferred to real estate owned                               382,809                          -

Unrealized gain on securities available for sale                                         579,500                    182,000
Deferred income taxes                                                                   (197,500)                   (62,000)
                                                                                     -----------               ------------
Net unrealized gain on investment and mortgage-backed securities                     $   382,000               $    120,000
                                                                                     ===========               ============


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

        The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996.

        Financial Accounting Standards Board Statement Number 128, "Accounting for Earnings per Share," is effective for fiscal years beginning after December 15, 1997 and provides specific computation, presentation and disclosure requirements for earnings per share. The statement's objective is to simplify the computation of earnings per share and to make the United States standard for computing earnings per share more compatible with the standards of other countries and with that of the International Accounting Standards Committee. Early adoption of FAS 128 is not permitted; however, reported Earnings Per Share would not be materially different if FAS 128 would have been in effect.

Note 2 - Business
         --------

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

Note 4 - Conversion
         ----------

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

Note 5 - Earnings per share
         ------------------

        Earnings for the three and nine months ended June 30, 1997 were $.30 and $.75 per share. Earnings per share for the three months ended June 30, 1996 were $.18, information is not applicable for any periods prior to April 1, 1996, which was the date the Company completed the Conversion. Earnings per share were computed by dividing net income for the three and nine months ended June 30, 1997 by the average number of common shares outstanding. Shares outstanding for June 30, 1997 do not include ESOP shares that have not been committed to be released in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Reported earnings per share are based on 1,815,707 and 1,889,995 common shares for the three and nine months ended June 30, 1997.

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

Note 7 - Stock Option Plan
         -----------------

        On October 15, 1996, the Stock Option Plan was approved by the Company's stockholders. A total of 218,212 shares of common stock may be issued pursuant to the Stock Option Plan and 176,511 shares were awarded during the nine months ended June 30, 1997. These options are subject to vesting provisions as well as other provisions of the Stock Option Plan. No options have been exercised through June 30, 1997.

Note 8 - Recognition and Retention Plan and Trust (RRP)
         ----------------------------------------------

        On October 15, 1996, the RRP was approved by the Company's stockholders. A total of 87,285 shares of common stock are available for awards pursuant to the RRP and 79,490 shares were awarded during the nine months ended June 30, 1997. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to various requirements as more fully described in the plan documents. Compensation cost related to RRP shares earned during the nine months ended June 30, 1997 was $141,760.

        The Company purchased on the open market 100,935 shares of common stock during the nine months ended June 30, 1997 to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of shareholders' equity.

Note 9 - Recent Accounting and Regulatory Developments
         ---------------------------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At June 30, 1997, the Company's total assets amounted to $256.3 million compared with $195.3 million at September 30, 1996, an increase of 31.2%. Cash and interest-bearing deposits decreased $3.3 million, or 43.4%, to $4.3 million at June 30, 1997, compared to $7.6 million at September 30, 1996. The decrease reflects the payment of dividends and the purchase of treasury stock and RRP shares. Investments and mortgage-backed securities (held to maturity, trading and available for sale) increased by $24.0 million or 51.8%, from $46.3 million at September 30, 1996 to $70.3 million at June 30, 1997. The Company implemented a trading account strategy investing $1.2 million securities for the quarter ended June 30, 1997. The Company purchased $39.4 million in investments and mortgage-backed securities during the period, which was partially offset by repayments, sales and maturities. Loans receivable, net of allowance, increased $36.1 million or 26.7%, to $171.7 million at June 30, 1997 compared to $135.6 million at September 30, 1996. The growth is primarily attributable to increases in residential mortgage loans. During the period ended June 30, 1997, the Company had an increase of $383,000 in foreclosed real estate when compared to $133,000 at September 30, 1996.

        Total liabilities increased by $63.3 million or 38.4% to $228.3 million at June 30, 1997 compared to $165.0 million at September 30, 1996. Deposits increased by $14.5 million or 11.7% to $138.8 million at June 30, 1997 compared to $124.3 million at September 30, 1996. During the period, the Bank acquired a branch ("Branch Acquisition") from another financial institution located in Pittsburgh and assumed all the deposits and acquired all equipment and real estate associated with the branch. Borrowed funds increased $47.7 million or 130.7% to $84.2 million compared to $36.5 million at September 30, 1996, as the Company increased its Federal Home Loan Bank ("FHLB") advances to increase liquidity and used those funds to reinvest in assets at higher yields.

        Total shareholders' equity decreased $2.4 million or 7.9% to $28.0 million at June 30, 1997 compared to $30.4 million at September 30, 1996. The decrease was the result of the Company's repurchase of its common stock and the funding of the RRP, which was partially offset by net income during the period.

RESULTS OF OPERATIONS

        GENERAL. The Bank reported net income of $547,000 or $.30 per share and $1,413,000 or $.75 per share during the three and nine months ended June 30, 1997, respectively, compared to $369,000 and $831,000 during the three and nine months ended June 30, 1996. The increases in net income were primarily due to an increase in net interest income before the provision for losses on loans of $376,000, or 25.5% and $1.5 million, or 38.8%, for the three and nine months ended June 30, 1997, respectively, compared to the same periods in 1996. The Company implemented and managed a trading account strategy during the quarter ended June 30, 1997, which recognized a $151,000 net gain. The trading activity gains had an after tax impact of approximately $.05 per share for the period. The increases were partially offset by an increase for both periods in provision for loan losses of $15,000 or 16.7%, and $45,000 or 21.4%, an increase in noninterest expense of $191,000, or 21.0% and $703,000, or 27.5%, and an increase in income taxes of $129,000 or 65.5% and $300,000 or 63.2% for the same three and nine month periods.

        INTEREST INCOME. Interest income increased $1.4 million or 43.7% and $3.6 million or 38.7% during the three and nine months ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. The increases were primarily due to an increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $65.7 million and $60.3 million, with weighted average yields of 7.21% and 6.93%, for the three and nine months ended June 30, 1997 respectively, an increase of 26.3% and 31.9%, respectively, from $52.0 million and $45.7 million with weighted average yields of 6.05% and 6.14% for the same periods ended June 30, 1996. The increase in investments is primarily attributable to the Company's continued efforts to grow its balance sheet and leverage its capital position. The investment and mortgage-backed securities purchased have been funded primarily with advances from the FHLB. The average balance of loans receivable totaled $165.8 million and $153.9 million, with weighted average yields of 8.20% and 8.22%, for the three and nine months ended June 30, 1997 respectively, an increase of 40.9% and 38.0%, respectively, from $117.7 million and $111.5 million with weighted average yields of 8.12% and 8.28% for the same periods ended June 30, 1996.

        INTEREST EXPENSE. Interest expense increased $1.0 million or 55.6% and $2.1 million or 38.2% during the three and nine months ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. Such increases were primarily due to an increase in the average cost of interest-bearing liabilities, from 4.95% and 4.99% for the three and nine months ended June 30, 1996, respectively, to 5.28% and 5.20% for the same periods ended June 30, 1997. Average deposits increased $24.1 million or 21.7% and $18.7 million or 16.6% for the three and nine months ended June 30, 1997 when compared to the same period in 1996. Average borrowed funds increased $46.4 million and $31.8 million for the three and nine months ended June 30, 1997 when compared to the same periods in 1996. Such increases were due to the Branch Acquisition, as well as, increased borrowings from the FHLB of Pittsburgh.

        PROVISION FOR LOAN LOSSES. During the three and nine months ended June 30, 1997, the Bank recorded provisions for losses on loans of $105,000 and $255,000, respectively, compared to $90,000 and $210,000 for the comparable periods in fiscal 1996. Total non-performing assets increased by $1.7 million or 72.3% for the period ending June 30, 1997. The increase in total non-performing assets is primarily attributable to a $672,000 or 192.6% increase in non-accruing residential construction loans due to six construction loans, and an $827,000 or 57.2% increase in non-accruing single family residential loans (of which a portion of these loans are insured by the FHA or guaranteed by the VA) and is attributable to the increase in loan originations. The six non-performing construction loans are completed and are currently listed for sale with Realtors and are located in primary market areas. Management believes that these residential construction homes will be sold, however, they cannot speculate as to when they will be sold nor at what level. Real estate owned increased from $133,000 to $516,000 for the period ended June 30, 1997, due to the foreclosure of three single family residential loans, three multi-family residential loans, and one residential construction loan. Such increases were offset by an $155,000 or 35.2% decrease in non-performing commercial leases and an $8,000 or 100.0% decrease in non-performing consumer loans. The Company recorded such provisions to adjust the Company's allowance for loan losses to a level deemed appropriate based upon an assessment of the volume and type of lending presently being conducted by the Company, industry standards and economic conditions in the Company's market area. The increases in the fiscal 1997 periods reflect the increased amount of lending by the Company.

        NONINTEREST INCOME. Noninterest income increased $136,000 or 149.5% and $156,000 or 57.8% for the three and nine months ended June 30, 1997 compared to the three and nine months ended June 30, 1996, which was offset by a $16,000 loss on the sale of real estate owned property. The Company invested up to $1.2 million during the quarter ended June 30, 1997, pursuant to its trading account strategy and recognized an $151,000 net gain. The investments purchased were primarily equity securities of institutions similar to the Company itself. The Company diversifies the purchases among numerous entities, and over the past quarter, no individual purchase was more than $250,000.

        NONINTEREST EXPENSES. Noninterest expenses increased by $191,000 or 21.0% and $703,000 or 27.5% for the three and nine months ended June 30, 1997, respectively, compared to the same periods during fiscal 1996. Such increases were primarily attributable to an $141,000 and $452,000 increase in salaries and employee benefits, an $18,000 and $249,000 increase in other operating expenses (consisting primarily of office supplies, legal and professional fees), and a $32,000 and $76,000 increase in data processing costs for the three and nine months ended June 30, 1997, respectively, when compared to the same periods during fiscal 1996. The increase in salaries and employee benefits is due to normal salary increases, the hiring of several new employees, and the addition of the RRP. The increase in other operating expenses is to a large degree reflective of increased costs associated with being a public company.

        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $326,000 and $197,000 during the three and nine months ended June 30, 1997, respectively, compared with $775,000 and $475,000 for the comparable periods in fiscal 1996. The effective tax rates during the three and nine months ended June 30, 1997 were 37.3% and 34.8%, respectively, compared to 35.4% and 36.4% for the comparable 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily FHLB advances from the FHLB of Pittsburgh. At June 30, 1997, the Bank had $84.2 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $9.3 million, and unused lines of credit amounted to $147,000. Certificates of deposit scheduled to mature in one year or less at June 30, 1997, totaled $59.8 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of June 30, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1997 the Savings Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 19.64%, 20.77% and 9.06%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

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

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a)  Exhibits:

            3.1 Amended and Restated Articles of Incorporation of Pittsburgh Home Financial Corp.(1)

            3.2  Bylaws of Pittsburgh Home Financial Corp.(1)

            27   Financial Data Schedule

               (1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-99658) filed by the Registrant with the SEC on November 21, 1995, as amended.

        b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PITTSBURGH HOME FINANCIAL CORP.

Date: August 13, 1997              By: /s/ J. Ardie Dillen
                                       -----------------------------
                                       J. Ardie Dillen
                                       Chairman, President and
                                       Chief Executive Officer

Date: August 13, 1997              By: /s/ Michael J. Kirk
                                       -----------------------------
                                       Michael J. Kirk
                                       Senior Vice President and Chief
                                       Financial Officer