Form 10-K405
period 1997-09-30
PITTSBURGH HOME FINANCIAL CORP
filed 1997-12-24
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                  25-1772349
-------------------------------------        ---------------------------------
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)               Identification Number)



             438 Wood Street
       Pittsburgh, Pennsylvania                            15222
-------------------------------------        ---------------------------------
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

                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

As of December 18, 1997, the aggregate value of the 1,802,509 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 166,860 shares held by all directors and executive officers of the Registrant as a group, was approximately $33.3 million. This figure is based on the last known trade price of $18.50 per share of the Registrant's Common Stock on December 18, 1997.

Number of shares of Common Stock outstanding as of December 18, 1997: 1,969,369

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1. BUSINESS

GENERAL

     Pittsburgh Home Financial Corp. (the "Company") is a Pennsylvania corporation and the sole stockholder of Pittsburgh Home Savings Bank (the "Savings Bank"), which converted to the stock form of organization in April 1996. The only significant assets of the Company are the capital stock of the Savings Bank and assets purchased with the balance of the net conversion proceeds retained by the Company. The business of the Company consists primarily of the business of the Savings Bank. At September 30, 1997, the Company had total consolidated assets of $273.3 million, total consolidated deposits of $138.7 million, and total consolidated stockholders' equity of $28.8 million.

     The Savings Bank is a Pennsylvania-chartered stock savings bank which was founded in 1942 and has expanded its operations over the years through the acquisition of three savings institutions. The Savings Bank conducts business from its main office in Pittsburgh, Pennsylvania and eight branch offices located in Allegheny and Butler Counties, Pennsylvania. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. References herein to the Company refer to the consolidated operations of the Company and the Savings Bank unless otherwise noted.

     The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. To a significantly lesser extent, in recent years, the Company has also engaged in commercial lease financing. At September 30, 1997 the total loan portfolio amounted to $192.7 million or 70.5% of total consolidated assets. The Company during the fiscal year ended September 30, 1997 continued to increase its originations of residential mortgage loans and residential construction loans, as it has continued its relationships with local mortgage brokers and building contractors. When compared to September 30, 1996, residential mortgages increased $37.8 million or 33.1%; residential construction loans increased by $5.8 million or 30.3%; and other loans, comprised of home equity loans and lines, consumer loans and commercial leases increased by $4.7 million or 56.6%. Primarily as a result of the foregoing, loans receivable, net, increased by $45.8 million or 33.8% between September 30, 1996 and September 30, 1997.

     The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal, equity securities and short term investments. At September 30, 1997, mortgage-backed securities were $38.2 million or 14.0% of total consolidated assets and other investment securities were $37.2 million or 13.6% of total assets, as compared to $23.8 million or 12.2% and $22.5 million or 11.5%, respectively, at September 30, 1996. During the quarter ended June 30, 1997, the Company established a trading account, with a Board approved limit at any one time of $2.5 million in the aggregate and $1.0 million per investment. The Company recognized a pre-tax net gain of $310,000 for the year ended September 30, 1997. At September 30, 1997, the Company had an aggregate of $956,000 invested in seven securities. The investments purchased were primarily equity securities of financial institutions.

         During fiscal 1997, the Company also implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has been Federal Home Loan Bank ("FHLB") advances.

     The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

     The Savings Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 1997, the Savings Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 18.91%, 20.04% and 8.80%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

     The Company, as a registered bank holding company, is subject to examination and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Pennsylvania Department of Banking (the "Department"), and is subject to various reporting and other requirements of the Securities and Exchange Commission ("Commission"). The Savings Bank is also subject to examination and comprehensive regulation by the Department, which is the Savings Bank's chartering authority, and by the FDIC, as the administrator of the SAIF. The Savings Bank is subject to certain reserve requirements established by the Federal Reserve Board and is a member of the FHLB of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

LENDING ACTIVITIES

     GENERAL. At September 30, 1997, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $192.7 million, or 70.5% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties. Consistent with its lending orientation, during the fiscal year ended September 30, 1997, residential mortgages increased $37.8 million or 33.1% to $152.1 million or 78.9% of the Company's total loan portfolio. During fiscal 1997, residential construction loans increased by $5.8 million or 30.3% to $25.1 million; multi-family residential and commercial real estate loans remained substantially the same at $2.6 million; home equity loans and lines, consumer loans and commercial leases increased by $4.7 million or 56.6% to $12.9 million.

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

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                             September 30,
                                   ---------------------------------------------------------------------------------------------
                                         1997                 1996               1995              1994              1993
                                   ----------------    ---------------     -----------------  ---------------  -----------------
                                    Amount      %       Amount      %       Amount      %      Amount     %       Amount     %
                                   --------   -----    --------   ----     --------   ----    --------  -----  ----------  -----
                                                                       (Dollars in Thousands)
First mortgage loans:
  One-to-four family residential   $152,113    78.9%   $114,311   79.2%    $ 85,109   76.9%   $55,119    77.5%   $59,150    84.4%
  Construction                       25,102    13.0      19,265   13.3       16,586   15.0      8,740    12.3      4,198     6.0
  Multi-family residential and
   commercial                         2,596     1.4       2,592    1.8        1,527    1.3      1,485     2.1      1,820     2.6
                                   --------   -----    --------  -----     --------  -----    -------   -----    -------   -----
                                    179,811    93.3     136,168   94.3      103,222   93.2     65,344    91.9     65,168    93.0
                                   --------   -----    --------  -----     --------  -----    -------   -----    -------   -----
Other loans:
  Commercial leases                   2,539     1.3       1,974    1.4        2,491    2.2      1,835     2.6      1,237     1.8
  Home equity loans and lines         8,821     4.6       5,312    3.7        4,312    3.9      2,979     4.2      2,530     3.6
  Consumer loans                      1,547     0.8         957    0.6          782    0.7        951     1.3      1,133     1.6
                                   --------   -----    --------  -----     --------  -----    -------   -----    -------   -----
       Total loans receivable       192,718   100.0%    144,411  100.0%     110,807  100.0%    71,109   100.0%    70,068   100.0%
                                   --------   =====    --------  =====     --------  =====    -------   =====    =======   =====

Less:
  Allowance for loan losses          (1,419)             (1,128)               (921)              711                599
  Loans in process                  (10,003)             (7,745)             (6,926)            4,821              1,811
  Deferred loan fees                     43                  14                  22               236                226
                                   --------            --------            --------           -------            -------
       Loans receivable, net       $181,339            $135,552            $102,982           $65,341            $67,432
                                   ========            ========            ========           =======            =======

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                       Due 1-5 years         Due more than 5
                                         Due 1 year        after                years after
                                           or less    September 30, 1997     September 30, 1997         Total
                                         ----------   ------------------     ------------------      -----------
                                                                    (In Thousands)
First mortgage loans:
  One-to-four-family residential            $ 1,787            $ 25,513            $124,813            $152,113
  Construction                               25,102                  --                  --              25,102
  Multi-family residential and
    commercial                                  179                 485               1,932               2,596
                                            -------            --------            --------            --------
                                             27,068              25,998             126,745             179,811
                                            -------            --------            --------            --------
Other loans:
  Commercial leases                             432               2,107                  --               2,539
  Home equity loans and lines                 1,933               1,898               4,990               8,821
  Consumer loans                                554                 988                   5               1,547
                                                                                                       --------
    Total                                   $29,987            $ 30,991            $131,740            $192,718
                                            =======            ========            ========            ========


     The following table sets forth the dollar amount of total loans due after one year from September 30, 1997, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                     Floating or
                                                   Fixed rate       adjustable-rate       Total
                                                   ----------       ---------------      --------
                                                                     (In Thousands)
First mortgage loans:
  One-to-four-family residential                     $104,538            $45,788         $150,326
  Construction                                             --                 --               --
  Multi-family residential and commercial               2,417                 --            2,417
Other loans                                             9,988                 --            9,988
                                                     --------            -------         --------
    Total                                            $116,943            $45,788         $162,731
                                                     ========            =======         ========

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

     Loan applications originated by the Savings Bank are generally processed at the Company's main office in Pittsburgh. The loan applications are initially processed by loan officers and, once completed, are submitted to the Savings Bank's Loan Committee, which is comprised of the senior management of the Savings Bank. The Loan Committee may approve loans up to $300,000. Loans in excess of $300,000 are submitted for approval to the Savings Bank's Board of Directors with a report and recommendation from the Loan Committee. The Loan Committee has delegated to the Assistant Vice President/Consumer Lending authority to approve unsecured loans of up to $10,000, automobile loans up to $20,000 and home equity loans and lines of credit up to $50,000.

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

     Historically, the Company has not been an active purchaser of whole loans or participation interests in loans or an active seller of participation interests in loans. During fiscal 1997 and 1996, the Company did not purchase or sell any whole loans or participation interests in loans. However, during fiscal 1995, the Company sold a $400,000 participation interest in a $1.2 million construction loan originated to construct a six unit condominium.

     The following table shows total loan activity during the periods indicated.

                                                             Year Ended
                                                            September 30,
                                                ------------------------------------
                                                  1997           1996         1995
                                                --------       --------     --------
                                                           (In Thousands)
Loan originations:
  First mortgage loans:
    One-to-four-family residential              $ 53,150      $ 40,740      $ 38,314
    Construction                                  19,391        19,034        17,205
    Multi-family residential and commercial          688         1,189           105
                                                --------      --------      --------

       Total mortgage originations                73,229        60,963        55,624
                                                --------      --------      --------
  Other loans:
    Commercial leases                                412         1,059         2,003
    Home equity loans and lines                    5,727         2,269         2,843
    Consumer loans                                 1,250           866           327
                                                --------      --------      --------
    Total loans originated                        80,618        65,157        60,797
                                                --------      --------      --------
Loans and loan participations sold                  (618)       (1,935)       (3,009)
Loan principal reductions                        (31,693)      (29,618)      (18,090)
                                                --------      --------      --------
Net increase in loan portfolio                  $ 48,307      $ 33,604      $ 39,698
                                                ========      ========      ========

     A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Savings Bank's limit on loans-to-one borrower was approximately $3.6 million as compared to $3.3 million at September 30, 1996. At September 30, 1997, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $1.2 million to $1.7 million and are secured primarily by real estate located in the Company's primary market area, each of which involves relationships with building contractors. While all of such loans were performing in accordance with their original terms at September 30, 1997, subsequent to September 30, 1997, two of the loans which are part of the Company's largest loan concentration became non-performing. The Company's largest loan concentration at September 30, 1997 amounted to $1.7 million ($855,000 net of loans in process) and consisted of six loans to a local contractor which were made without pre-sold commitments. In November 1997, two of such loans, with an aggregate balance of $640,000 ($619,000 net of loans in process), became 90 days or more delinquent and the Company ceased accruing interest. However, the Company does not anticipate that it will recognize any material losses with respect to such loans. See "Asset Quality - Non-Performing Assets."

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company had an aggregate of $152.1 million of one- to four-family residential loans in its loan portfolio at September 30, 1997. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

     The Company also currently holds a limited amount of loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The Company no longer originates FHA/VA loans and has not originated these types of loans for over ten years. At September 30, 1997, the Company held an aggregate of $7.0 million of FHA and VA loans in its loan portfolio.

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

     The Company also originates for its portfolio one-to-four family residential real estate loans which provide for an interest rate which adjusts every year or which are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit of 6% increase and 2% decrease over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $45.8 million and $31.0 million of ARMs in its loan portfolio as of September 30, 1997 and 1996, respectively, which represented 23.8% and 21.5% of the Company's total loan portfolio, respectively.

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

     The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. At September 30, 1997, the Company had an aggregate of $152.1 million of one-to four family residential loans in its portfolio.

     CONSTRUCTION LOANS. The Company originates primarily residential construction loans to local contractors, generally with whom it has an established relationship. To a significantly lesser extent, the Company originates such loans to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area. At September 30, 1997, the Company had an aggregate of $25.1 million of such loans in its portfolio.

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

     The Company's construction loans to local contractors are made on either a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of unsold homes under construction by its contractors, with the amount dependent on the reputation of the contractor, the present exposure of the contractor, the location of the property and prior sales of homes in the development. Construction loans to contractors are typically made with a maximum loan to value ratio of 80%. The Company estimates that approximately 95% of its construction loans to contractors are on a speculative basis.

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

     Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Non-accruing construction loans amounted to $449,000, or 9.7% of total non-performing assets at September 30, 1997. However, at November 30, 1997, total non-accruing construction loans increased by an additional $1.5 million, or 327.2%. See "Asset Quality - Non-Performing Assets."

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

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The Company does not solicit such loans, which do not constitute an active part of its business, and generally offers such loans to accommodate its present customers. The majority of the Company's commercial real estate loans are secured by office buildings and warehouses, most of which are secured by property located in the Company's market area. The Company has engaged an officer with commercial real estate experience and expects to be more active in its origination of commercial real estate lending. At September 30, 1997, the Company had an aggregate of $2.6 million of such loans in its portfolio.

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

     COMMERCIAL LEASE RECEIVABLES. The Company in recent years has become involved in originating office equipment and other commercial leases, primarily through two leasing companies. The leasing companies underwrite the leases under the Company's underwriting standards and procedures. The Company then generally reviews the documents and makes a determination whether to originate such lease. The Loan Committee may approve leases of up to $100,000 and leases over $100,000 must be approved by the Savings Bank's Board of Directors. Generally, the leasing companies do not fund a lease unless the Company has approved the lease and has made a commitment to fund. At September 30, 1997, the Company had an aggregate of $2.5 million of such loans in its portfolio.

     The Company files the necessary documentation to perfect its security interest in both the equipment and the payment of the lease obligations. Commercial lease receivables generally have shorter terms than mortgage loans but generally involve more credit risk since payment may be dependent on successful operation of the business. As of September 30, 1997 and 1996, respectively, the Company had $339,000 and $440,000 of non-performing commercial lease receivables, which constituted 7.4% and 18.5% of total non-performing assets at such date. All of the 1996 and $265,000 of the 1997 non-performing commercial lease receivables were attributable to one of the two leasing companies. As of September 30, 1995, the Company discontinued consideration of any additional leases from this company. As of September 30, 1997, in addition to the above-referenced non-performing loans, the Company had an aggregate of $269,000 of performing commercial leases attributable to such firm, which constitutes 10.6% of all commercial leases, as compared to $437,000 or 22.1%, on September 30, 1996. See "- Asset Quality - Non-Performing Assets."

     OTHER LOANS. The Company also offers home equity loans and lines of credit, deposit account secured loans, auto loans and unsecured consumer loans.

The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company in 1995 began extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. The Company prices these loans at a higher rate than those loans originated with a lower loan-to-value ratio. Home equity lines of credit generally have variable interest rates based on the prime rate plus a 2% margin and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company since 1995 has also been extending home equity lines of credit up to 100% of loan-to-value. At September 30, 1997, the Company had $8.8 million of aggregate home equity loans and lines of credit in its portfolio.

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

     The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. The Savings Bank recognized $49,000, $88,000 and $123,000 of deferred loan fees during fiscal 1997, 1996 and 1995, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

     Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the American Institute of Certified Public Accountants in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

     NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                            September 30,
                                        -------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                         ------      ------      ------      ------      ------
                                                         (Dollars in Thousands)
Non-accruing loans:
  First mortgage loans:
    One-to-four family residential       $2,914      $1,447      $1,011      $1,220      $1,190
    Construction                            449         349          --          --          --
  Other loans:
    Commercial leases                       339         440         394          77          --
                                         ------      ------      ------      ------      ------
      Total non-accruing loans            3,702       2,236       1,405       1,297       1,190
                                         ------      ------      ------      ------      ------

Accruing loans greater
  than 90 days delinquent:
First mortgage loans:
    One-to-four family residential           --          --         886         860         517
  Other loans:
    Consumer and other loans                  3           8          29          15          89
                                         ------      ------      ------      ------      ------
    Total accruing loans greater
      than 90 days delinquent                 3           8         915         875         606
                                         ------      ------      ------      ------      ------
    Total non-performing loans            3,705       2,244       2,320       2,172       1,796
                                                                 ------      ------      ------

Real estate owned                           907         133          --          --          26
                                         ------      ------      ------      ------      ------
    Total non-performing assets          $4,612      $2,377      $2,320      $2,172      $1,822
                                         ======      ======      ======      ======      ======

    Total non-performing loans as a
      percentage of total loans            1.92%       1.55%       2.09%       3.05%       2.56%
                                         ======      ======      ======      ======      ======

    Total non-performing assets as a
      percentage of total assets           1.69%       1.22%       1.47%       1.66%       1.35%
                                         ======      ======      ======      ======      ======

     For the year ended September 30, 1997, approximately $127,000 in interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 1997, no amount was included in net income for these same loans. Results of operations for the two months ended November 30, 1997 have been negatively impacted in the amount of $62,000, which relates to the increase in non-performing assets.

     Total non-performing assets increased by $2.2 million or 94.0% between September 30, 1996 and September 30, 1997. The increase in total non-performing assets is primarily attributable to a $1.5 million or 101.4% increase in non-accruing single family residential mortgage loans. Of this amount, 38 loans aggregating $697,000 were FHA or VA insured which the Bank has had outstanding for a number of years with an average balance of $18,000. A total of 32 loans aggregating $2.4 million had an average balance of $74,000 and ranged from a low of $1,000 to a high of $379,000. The Company has significantly increased its originations of single-family loans during the past several years, which management attributes to be the primary reason that non-performing residential loans have trended up. At September 30, 1997, a few of the non-performing residential loans had larger loan balances than the historical average loan balance for the portfolio. Management does not attribute the increase to any specific weakness within the Company or in the marketplace generally.

     Non-accruing delinquent construction loans increased $100,000 or 28.7% between September 30, 1996 and September 30, 1997. There are three construction loans by three contractors at September 30, 1997 which comprise the total $449,000 non-accruing construction loan balance. Construction on each of these properties has been completed and the properties are listed for sale. The Company is not engaged in other projects with these contractors.

     Non-accruing commercial leases decreased $101,000 from September 30, 1996 to September 30, 1997. There are currently six non-accruing delinquent commercial leases, five of which have balances ranging between $14,000 and $52,000. In addition to being secured by the equipment in all instances and the personal guarantee by a principal of one of the lessee companies, two of these leases are additionally collateralized by real estate. There is one additional delinquent non-accruing commercial lease totalling $201,000 for manufacturing equipment which is secured by a first lien position on the leased equipment, a second mortgage lien against the personal residence of the owner of the lessee, and stock of the lessee held by the Savings Bank as collateral. The Savings Bank also holds the first mortgage lien against the personal residence of the owner of the lessee.

     The balance of the non-performing assets relates to real estate owned (REO) properties, which increased $774,000 to $907,000. There are seven properties included in REO which range from $19,000 to $232,000. Each of these properties has been written down to its estimated net realizable value. Of the seven properties included in REO at September 30, 1997, three loans aggregating $158,000 were VA insured loans. The Company expects to recover through insurance any difference between its carrying value and the proceeds to be received upon future sales of these properties. Three properties represent $632,000 of repossessed construction loans on substantially completed properties which were being built by two contractors, one of whom died during construction. The Company expects to complete these projects, which are in good developments where the Bank has completed other projects, with developers with whom the Bank has done previous business. The remaining property with an estimated value of $117,000 at September 30, 1997, was acquired by the Bank in December 1997 and is being marketed for sale.

     Subsequent to September 30, 1997, the Company's non-performing assets have continued to increase. From September 30, 1997 to November 30, 1997, the Company's non-performing assets increased from $4.6 million to $6.6 million. This $2.0 million or 43.5% increase in non-performing assets was primarily attributable to a $1.5 million or 327.2% increase in non-accruing construction loans. In addition, non-accruing single-family residential loans increased by $476,000 or 15.8%. The increase in non-performing residential loans during the two months ended November 30, 1997 was primarily attributable to the factors which contributed to the increase in non-performing residential loans during fiscal 1997 which are discussed above. The increase in non-performing construction loans during the two months ended November 30, 1997 was due to five speculative construction loans (which had principal balances ranging from $200,000 to $402,000) which became non-accruing during the period. Two of such loans, with an aggregate outstanding balance of $640,000 as of November 30, 1997, were made to the building contractor with whom the Company had the largest loan concentration at September 30, 1997. See "Origination, Purchase and Sale of Loans." Management does not attribute the increase in non-performing construction loans to any specific weakness within the Company or in the marketplace generally.

     ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. During the last half of fiscal 1997, management increased its provisions for loan losses from $75,000 per quarter to $105,000 per quarter. As shown in the table below, the Company provided an aggregate of $360,000 to the allowance for loan losses during fiscal 1997. Effective with the first quarter of fiscal 1998, the Company will be providing $120,000 per quarter. The increase in the amount of the Company's provision for loan losses id due to both the increased levels of loan originations as well as the increase in the Company's non-performing assets.

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


                                                                 Year Ended
                                                                September 30,
                                            -------------------------------------------------
                                             1997        1996       1995       1994     1993
                                            ------      ------     ------     ------   ------
                                                           (Dollars in Thousands)
Balance at beginning of period              $1,128      $  921      $711      $598      $360
                                            ------      ------     -----     -----     -----
Charge-offs:
  First mortgage loans:
    One-to-four family residential              28           9       100        19        10
  Other loans:
    Commercial leases                           30          93         2        --        --
    Consumer and other loans                    18          12         1        10        11
                                            ------      ------     -----     -----     -----
                                                76         114       103        29        21
                                            ------      ------     -----     -----     -----
Recoveries:
  First mortgage loans
    One-to-four family residential               3          20         7         5         2
  Other loans:
    Consumer and other loans                     4           1         2         2         8
                                            ------      ------     -----     -----     -----
Net charge-offs                                 69          93        94        22        11
                                            ------      ------     -----     -----     -----

Provision for losses on loans                  360         300       304       135       249
                                            ------      ------     -----     -----     -----

Balance at end of period                    $1,419      $1,128      $921      $711      $598
                                            ======      ======     =====     =====     =====

Allowance for loan losses as a percent
 of total loans outstanding                   0.74%       0.78%     0.83%     1.00%      .85%
                                            ======      ======     =====     =====     =====

Allowance for loan losses to total non-
 performing loans                            38.30%      50.27%    39.70%    32.73%    32.82%
                                            ======      ======     =====     =====     =====

Ratio of net charge-offs to average
 loans outstanding                            0.04%       0.08%     0.12%      .03%      .02%
                                            ======      ======     =====     =====     =====


     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                  September 30,
                ---------------------------------------------------------------------------------------------------------------
                        1997                  1996                   1995                   1994                  1993
                -------------------     ------------------    --------------------   -------------------    -------------------
                         Percent of             Percent of             Percent of            Percent of              Percent of
                         Allowance              Allowance               Allowance             Allowance              Allowance
                          to Loan                to Loan                 to Loan               to Loan                to Loan
                Amount    Category      Amount   Category      Amount    Category     Amount   Category     Amount    Category
                -------  ----------    -------- -----------   --------  ----------   -------- ----------   --------  ----------
                                                             (Dollars in Thousands)
First mortgage
  loans         $1,129       79.6%      $  891       79.0%      $662         71.8%     $586       82.4%      $538       90.0%
Other loans        290       20.4          237       21.0        259         28.2       125       17.6         60       10.0
                ------      -----       ------      -----       ----        -----      ----      -----       ----      -----
    Total       $1,419      100.0%      $1,128      100.0%      $921        100.0%     $711      100.0%      $598      100.0%
                ======      =====       ======      =====       ====        =====      ====      =====       ====      =====

INVESTMENT ACTIVITIES

     MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1997, the Company's mortgage-backed securities portfolio had a book value and fair market value of $37.7 million and $38.2 million, respectively. During the year ended September 30, 1997, the Company purchased an aggregate of $18.8 million of mortgage-backed securities, which was the primary reason for the $14.4 million or 60.4% increase in the portfolio between September 30, 1996 and September 30, 1997. The increase in the mortgage-backed securities portfolio was attributable primarily to the Company's wholesale leveraging strategy.

     The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                       September 30,
                                     ---------------------------------------------
                                        1997              1996             1995
                                      --------          --------          --------
                                                (Dollars in Thousands)
GNMA certificates                     $ 19,334          $ 11,824          $ 12,830
FNMA certificates                        8,432             4,752             5,693
FHLMC certificates                       9,559             7,069             8,698
                                      --------          --------          --------
                                        37,325            23,645            27,221

Unamortized premiums                       401               188               281
Unearned discounts                         (25)              (33)              (44)
                                      --------          --------          --------
                                        37,701            23,800            27,458
FASB 115 adjustment                        515                25                --
                                      --------          --------          --------
                                      $ 38,216          $ 23,825          $ 27,458
                                      ========          ========          ========
Weighted average interest rate            6.70%             6.33%             6.78%
                                      ========          ========          ========

     The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                                         At or For the Year Ended
                                                              September 30,
                                                         -------------------------
                                                           1997             1996
                                                         --------         --------
                                                              (In Thousands)
Mortgage-backed securities at beginning of period        $ 23,825         $ 27,458
Purchases                                                  18,760            2,531
Sales                                                        (149)              --
Repayments                                                 (4,931)          (6,058)
Accretion and amortization, net                               221              (81)
Gain (loss) on mortgage-backed securities                     490              (25)
                                                         --------         --------
Mortgage-backed securities at end of period              $ 38,216         $ 23,825
                                                         ========         ========



     In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 1997, $18.5 million or 49.6% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

     In connection with the Company's wholesale leveraging strategy, the Company purchased $15.0 million of mortgage-backed securities during fiscal 1997, approximately $12.0 million of which were fixed-rate. These purchases were undertaken on a matched fund basis to yield a positive spread.

     The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1997.



                                                                Contractually Maturing
                              ---------------------------------------------------------------------------------------
                                           Weighted             Weighted               Weighted              Weighted
                                 Under      Average     1-5      Average      5-10      Average    Over 10    Average
                                1 Year       Yield     Years      Yield       Years      Yield      Years      Yield
                              ---------  -----------  -------  ----------   --------   ---------  ---------  --------
                                                                (Dollars in Thousands)
GNMA certificates               $ --           --%     $  8       8.00%      $   859     8.07%     $ 18,976    7.22%
FNMA certificates                 --         0.00        14       8.00         9,754     7.08            --      --
FHLMC certificates              $503         5.44       206       7.25         7,896     4.93            --      --
                                ----         ----      ----       ----       -------     ----      --------    ----
                                $503         5.44%     $228       7.32%      $18,509     8.71%     $ 18,976    7.22%
                                ====         ====      ====       ====       =======     ====      ========    ====

Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

     OTHER INVESTMENT SECURITIES. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Savings Bank's Senior Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors. The Savings Bank's Senior Vice President and Chief Financial Officer is authorized to invest in various types of securities, and in recent years, the emphasis has been on U.S. Treasury and agency obligations, municipal securities and corporate debt securities. There are no aggregate limits on the investment portfolio, however, there are certain limits on specific product types (e.g., no limit on U.S. Government and agency obligations; municipal securities are limited to 10% of the Savings Bank's capital). The Company's investment portfolio increased by $14.7 million or 65.2% between September 30, 1996 and September 30, 1997, primarily due to purchases of $15.0 million of U.S. Government and agency obligations in connection with the Company's wholesale leveraging strategy.

     In April 1997, the Board authorized a trading account whereby up to $2.5 million could be invested in trading account securities, with not more than $1.0 million in any single issue, to be accounted for as trading securities in accordance with SFAS No. 115. Pursuant to SFAS No. 115, unrealized gains and losses are marked-to-market on a monthly basis and recognized on the income statement. Under Board authorization, there is no limit on the types of securities that the Company may invest in provided that the securities are approved under the Company's investment policy, although to date the Company has limited its investments to equity securities of financial institutions. The Company implemented the trading account strategy in the quarter ended June 30, 1997 and recognized a pre-tax net gain of $310,000 for the year ended September 30, 1997.

     The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.

                                                           September 30,
                                              -------------------------------------
                                                1997          1996           1995
                                              -------        -------        -------
                                                          (In Thousands)
U.S. Government and agency obligations        $34,894        $21,774        $17,057
Corporate obligations                             502            508          1,701
Marketable equity securities                    1,749            199             --
                                              -------        -------        -------
                                              $37,145        $22,481        $18,758
                                              =======        =======        =======

     The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1997.

                                                            Contractually Maturing
                              ------------------------------------------------------------------------------------
                                         Weighted            Weighted            Weighted                Weighted
                               Under 1    Average    1-5     Average      5-10    Average      Over 10    Average
                                 Year      Yield     Years     Yield      Years    Yield        years      Yield
                               -------   --------   -------  --------    ------- ---------     -------   ---------
                                                            (Dollars in Thousands)
U.S. Government and
agency obligations              $1,504    6.40%     $8,244      6.39%     $8,386     7.02%     $6,743       5.97%
Corporate obligations              502    8.19          --        --          --       --          --         --
                                ------    ----      ------      ----      ------     ----      ------       ----
                                $2,006    7.09%     $8,244      6.39%     $8,386     6.60%     $6,743       5.97%
                                ======    ====      ======      ====      ======     ====      ======       ====


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

     The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 1997.

     In December 1996, the Company purchased a branch office in the Pittsburgh area with deposits totalling $10.4 million at a purchase premium of 3.13%. The branch had deposits of

$10.9 million at September 30, 1997. The deposit premium is being amortized using the straight line method over a ten year period.

         In October 1997, the Company opened a branch in a supermarket located in the Bethel Park area of Pittsburgh, Pennsylvania. The branch operates seven days a week and offers customers a full range of services and expanded banking hours. This is the Company's second supermarket branch and the Company will continue to evaluate additional supermarket branch opportunities.

         The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products. Deposits increased in fiscal 1997 primarily as a result of the Company's branch acquisition and competitive interest rates offered by the Company. As a result, the Company experienced an increase in certificates of deposit during fiscal 1997. The average rate paid on the Company's deposits increased to 4.87% for fiscal 1997 compared to 4.70% for fiscal 1996. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                                  September 30,
                               -------------------------------------------------------------------------------------
                                        1997                          1996                         1995
                               -------------------------     --------------------------     ------------------------
                                Amount        Percentage       Amount        Percentage      Amount       Percentage
                               --------       ----------      --------       ----------     --------      ----------
                                                                (Dollars in Thousands)
Passbook accounts              $ 26,065           18.8%      $ 26,041           20.9%      $ 30,007           26.0%
Money market                      5,130            3.7          3,346            2.7          3,674            3.2
Interest checking                 7,234            5.2          6,795            5.5          5,469            4.7
Noninterest checking              2,372            1.7          2,808            2.3          2,062            1.8
Certificates of deposit          97,930           70.6         85,352           68.6         74,285           64.3
                               --------          -----       --------          -----       --------          -----
Total deposits                 $138,731          100.0%      $124,342          100.0%      $115,497          100.0%
                               ========          =====       ========          =====       ========          =====

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                  September 30,
                             ---------------------------------------------------------------------------------
                                         1997                        1996                             1995
                             ----------------------------   -----------------------      ------------------------
                                                Average                     Average                       Average
                               Average            Rate       Average          Rate        Average          Rate
                               Balance            Paid       Balance          Paid        Balance          Paid
                              ---------         --------    ---------       --------     ----------      --------
                                                             (Dollars in Thousands)

Passbook accounts              $ 26,558           2.81%     $ 36,656           2.90%     $ 34,090           2.90%
Money market                      4,332           2.45         3,504           2.45         4,242           2.45
Interest checking                 7,457           2.02         5,772           2.26         5,096           2.28
Noninterest checking              2,756             --         2,507             --         2,260             --
Certificates of deposit          93,638           5.74        77,180           5.30        65,781           5.46
                               --------           ----      --------           ----      --------           ----
  Total deposits               $134,741           4.75%     $125,619           4.28%     $111,469           4.31%
                               ========           ====      ========           ====      ========           ====


     The following table sets forth the savings activities of the Company during the periods indicated.


                                              Year Ended September 30,
                                         -----------------------------------
                                           1997          1996          1995
                                         -------        ------        ------
                                                    (In Thousands)
Increase before interest credited        $ 8,609        $3,899        $1,551
Interest credited                          5,780         5,006         3,552
                                         -------        ------        ------
Net increase in deposits                 $14,389        $8,905        $5,103
                                         =======        ======        ======



     The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 1997.


                                                                      Maturity Date
                           --------------------------------------------------------------------------------------------
                             One Year              Over                 Over               Over
                             or Less             1-2 Years           2-3 Years            3 Years              Total
                            ----------          -----------         ------------        -----------          ----------
                                                                   (In Thousands)
 2.00  -  4.00%                    --                  --                   --                  --                   --
 4.01  -  6.00%               $41,999             $11,524               $3,136             $ 1,577              $58,236
 6.01  -  8.00%                22,522               4,343                1,307              10,753               38,925
 8.01  -  10.00%                  160                 200                  110                 299                  769
                              -------             -------               ------             -------              -------
  Total                       $64,681             $16,067               $4,553             $12,629              $97,930
                              =======             =======               ======             =======              =======

     The following table sets forth the maturities of Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1997.

       Certificates of deposit maturing
              in quarter ending:
-------------------------------------------     ---------------------------------
                                                          (In Thousands)
         December 31, 1997                                   $ 5,185
         March 31, 1998                                        1,015
         June 30, 1998                                         1,574
         September 30, 1998                                    1,081
         After September 30, 1998                              3,620
                                                             -------
         Total certificates of deposit with
           balances of $100,000 or more                      $12,475
                                                             =======


     BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1997, the Company had $101.7 million of advances from the FHLB of Pittsburgh. The Company used FHLB advances to fund assets purchased in connection with its wholesale leveraging strategy.

     The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.


                                        At or For the Year Ended September 30,
                                     --------------------------------------------
                                          1997            1996            1995
                                     ------------     ------------     ----------
                                                 (Dollars in Thousands)
Maximum balance                        $101,700         $36,500         $29,000
Average balance                          69,268          30,092          14,130
Year end balance                        101,700          36,500          29,000
Weighted average interest rate:
  At end of year                           6.12%           6.40%           6.66%
  During the year                          6.03%           6.69%           6.94%


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

SUBSIDIARIES

     As of September 30, 1997, the Savings Bank was the Company's only subsidiary.

REGULATION

     The Savings Bank is a Pennsylvania-chartered stock savings bank subject to extensive regulation and supervision by the Department and by the FDIC, as the administrator of the SAIF.

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings institutions and bank holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Savings Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

     The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

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

     In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

     At September 30, 1997, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

     FDIC ASSESSMENTS. The deposits of the Savings Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF.

Under the FDIC's risk-based insurance system, SAIF-assessed deposits have been subject to premiums of between 23 and 31 basis points, depending upon the institution's capital position and other supervisory factors.

     Under legislation enacted in 1996, SAIF-assessable deposits held as of March 31, 1995 were subject to a tax-deductible one-time special assessment at a rate sufficient to achieve the 1.25% designated reserve ratio of the SAIF as of October 1, 1996. This special SAIF assessment generally was payable no later than November 29, 1996. The special assessment amounted to 65.7 cents per $100 of SAIF-assessable deposits and was collected on November 27, 1996. The Savings Bank's one-time special assessment amounted to $739,000 pre-tax. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by $473,000 after tax.

     Under the new legislation, institutions with Bank Insurance Fund ("BIF") deposits are required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. However, until the earlier of December 31, 1999 or the date of elimination of the thrift charter, the FICO assessment rate for BIF deposits is only 1/5 of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments to be added to deposit insurance premiums are expected to equal approximately 6.4 basis points for SAIF deposits and 1.3 basis points for BIF deposits from January 1, 1997 through December 31, 1999, and approximately 2.4 basis points for both BIF and SAIF deposits thereafter. From January 1, 1997, FICO payments will be paid directly by SAIF and BIF institutions in addition to deposit insurance assessments.

     On October 16, 1996, the FDIC lowered the rates on SAIF-assessable deposits. The rule established SAIF rates ranging from 0 to 27 basis points as of October 1, 1996.

     The Savings Bank's deposit insurance premiums, which had amounted to 23 basis points were thus reduced to 6.4 basis points effective January 1, 1997. Based upon the $126.5 million of assessable deposits at September 30, 1996, the Savings Bank would expect to pay $52,000 less in insurance premiums per quarter during 1997, or $.03 per share.

     Following the special assessment and the new FICO funding mechanism effective January 1, 1997, future SAIF assessment rates are expected to depend primarily on the rate of any new losses from the SAIF insurance fund. Under the recent legislation, however, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates.

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

     The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1997, the Savings Bank met each of its capital requirements.

     In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

     The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 1997, the Savings Bank exceeded the Department's capital guidelines.

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

     BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Savings Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Savings Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Savings Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

     Under the Small Business Act, the PTI Method was repealed and the Savings Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Savings Bank's taxable year beginning October 1, 1996. In addition, the Savings Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Savings Bank's taxable year beginning October 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of September 30, 1996 over (a) the greater of the balance of such reserves as of September 30, 1987 or (b) an amount that would have been the balance of such reserves as of September 30, 1996 had the Savings Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning October 1, 1996 in which the Savings Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding October 1, 1996.

     At September 30, 1997, the federal income tax reserves of the Savings Bank included $3.4 million for which no federal income tax has been provided, of this amount, $2.9 million and $500,000 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Savings Bank will recapture into income approximately $24,000 per year over the six year period which was set to begin October 1, 1996, however, the Savings Bank is eligible to suspend until 1998 the recapture as the residential loan exemption is met as discussed above.

     DISTRIBUTIONS. If the Savings Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its pre-1987 bad debt reserves, the distribution would cause the Savings Bank to have additional taxable income. A distribution is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At September 30, 1997, the Savings Bank had no NOL carryforwards for federal income tax purposes.

     AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through September 30, 1993 have been closed for the purpose of examination by the Internal Revenue Service.

     STATE TAXATION. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1997 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at September 30, 1997.

                                                                               Net Book                 Amount of
                                                                               Value of                Deposits at
         Description/Address                           Leased/Owned            Property             September 30, 1997
---------------------------------------------      --------------------   -----------------       ----------------------
                                                                                          (In Thousands)
Main Office:
------------

438 Wood Street                                          Owned                   $892                     $27,078
Pittsburgh, Pennsylvania 15222

Branch Offices:
---------------

125 Brownsville Road                                     Owned                     27                      11,562
Pittsburgh, Pennsylvania  15210

274 North Craig Street                                   Owned                     31                      11,588
Pittsburgh, Pennsylvania 15213

4800 Liberty Avenue                                     Leased(1)                  11                      12,682
Pittsburgh, Pennsylvania  15224                          Owned(1)                 461

100 North Main Street                                    Owned                    488                      58,165
Butler, Pennsylvania  16001

799 Castle Shannon Boulevard                            Leased(2)(3)               40                       6,712
Pittsburgh, Pennsylvania  15234

2905 West Liberty Avenue                                 Owned                     88                      10,944
Pittsburgh, Pennsylvania  15216                                                ------                    --------
                                                                               $2,038                    $138,731
                                                                               ======                    ========

------------
(1) This property is subject to a lease which expires on May 1, 2005. In addition, during fiscal 1997, the Company purchased property which has a net book value of $461,000 at September 30, 1997 upon which a new branch will be built to relocate this office.

(2)  This branch office opened on October 16, 1995.

(3) This property is subject to a lease which expires on October 16, 2000 and has a five year renewal option.

     In October 1997, the Company opened a branch in a supermarket located in the Bethel Park area of Pittsburgh, Pennsylvania. The branch operates seven days a week and offers customers a full range of services and expanded banking hours. This is the Company's second supermarket branch and the Company will continue to evaluate additional supermarket branch opportunities.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein is incorporated by reference from page 38 of the Registrant's 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from pages six and seven of the Registrant's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages eight to 14 of the Registrant's 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required herein is incorporated by reference from pages 12 to 14 of the Registrant's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages one, six and seven, 15 to 36 of the Registrant's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from pages two to seven, ten and 18 of the Registrant's Proxy Statement dated December 19, 1997 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages ten to 21 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from pages seven to ten of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from pages 17 and 18 of the Registrant's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Document filed as part of this Report.

     (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1997 Annual Report.

     Independent Auditors' Report.

     Consolidated Statements of Financial Condition as of September 30, 1997 and 1996.

     Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995.

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                      Description
--------      ----------------------------------------------------------------------
3.1           Amended and Restated Articles of Incorporation of Pittsburgh
              Home Financial Corp.1/
3.2           Bylaws of Pittsburgh Home Financial Corp.1/

4             Stock Certificate of Pittsburgh Home Financial Corp.1/

10.1          Employment Agreement between Pittsburgh Home Financial Corp.,
              Pittsburgh Home Savings Bank and J. Ardie Dillen*/2/

10.2          Employment Agreement between Pittsburgh Home Financial Corp.,
              Pittsburgh Home Savings Bank and Michael J. Kirk*/2/

10.3 Employment Agreement between Pittsburgh Home Savings Bank and Joseph E. Archer*/2/

10.4 Employment Agreement between Pittsburgh Home Savings Bank and Albert L. Winters*/2/

10.4.1        Employment Agreement between Pittsburgh Home Financial Corp.,
              Pittsburgh Home Savings Bank and Gregory G. Maxcy*/*/

10.5          Stock Option Plan*/2/

10.6          Recognition and Retention Plan and Trust*/2/

13 1997 Annual Report to Stockholders specified portion (p. two, six to 35, and 37) of the Registrant's Annual Report to Stockholders for the year ended September 30, 1997.

21            Subsidiaries of the Registrant - Reference is made to Item 1.
              "Business" for the Required information

27            Financial Data Schedule


----------------

1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-99658) filed by the Registrant with the Commission on November 21, 1995, as amended.

2/ Incorporated by reference from the Form 10-K for the fiscal year ended September 30, 1996 filed by the Registrant with the Commission on December 27, 1996.

*/      Management contract or compensatory plan or arrangement.

*/*/ Management contract is substantially the same as those set forth in Exhibit 10.2


        (3)(b)  Reports filed on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PITTSBURGH HOME FINANCIAL CORP.


                                         By:  /s/ J. Ardie Dillen
                                            ------------------------------------
                                              J. Ardie Dillen
                                              Chairman of the Board, President
                                                and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Ardie Dillen                                               December 18, 1997
-------------------------------------------------
J. Ardie Dillen
Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)



/s/ Michael J. Kirk                                               December 18, 1997
-------------------------------------------------
Michael J. Kirk
Senior Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer)


/s/ Gregory G. Maxcy
-------------------------------------------------
Gregory G. Maxcy                                                  December 18, 1997
Director and Corporate Secretary

/s/ Jess B. Mellor                                                 December 18, 1997
-------------------------------------------------
Jess B. Mellor
Director



/s/ Joseph G. Lang
-------------------------------------------------                  December 18, 1997
Joseph G. Lang
Director



/s/ Richard F. Lerach
-------------------------------------------------                  December 18, 1997
Richard F. Lerach
Director



/s/ Kenneth F. Maxcy, Jr.
-------------------------------------------------                  December 18, 1997
Kenneth F. Maxcy, Jr.
Director



/s/ Stephen Spolar                                                 December 18, 1997
-------------------------------------------------
Stephen Spolar
Director



/s/ Charles A. Topnick
-------------------------------------------------                  December 18, 1997
Charles A. Topnick
Director



/s/ Kenneth R. Rieger
-------------------------------------------------                  December 18, 1997
Kenneth R. Rieger
Director