Form 10-Q
period 1997-12-31
PITTSBURGH HOME FINANCIAL CORP
filed 1998-02-17
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
                         -------------------------------
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

                        Pennsylvania                                       25-1772349
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer
--------------------------------------------------------------       Identification Number)
                                                                     ----------------------
                  438 Wood Street
              Pittsburgh, Pennsylvania                                       15222
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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 17, 1998, there were issued and outstanding 1,969,369 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                     PAGE
-----------------------------                                                                     ----

Item 1. Financial Statements

               Consolidated Statements of Financial Condition as of December 31, 1997
               (unaudited) and September 30, 1997                                                    3

               Consolidated Statements of Income for the three
               months ended December 31, 1997 (unaudited) and 1996 (unaudited).                      4

               Consolidated Statement of Changes in Stockholders' Equity
               for the three months ended December 31, 1997
               (unaudited)                                                                           5

               Consolidated Statements of Cash Flows for the
               three months ended December 31, 1997 (unaudited) and 1996 (unaudited).                6

               Notes to Unaudited Consolidated Financial Statements                                  7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                           16

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings                                                                    17
Item 2.        Changes in Securities                                                                17
Item 3.        Defaults Upon Senior Securities                                                      17
Item 4.        Submission of Matters to a Vote of Security-Holders                                  17
Item 5.        Other Information                                                                    17
Item 6.        Exhibits and Reports on Form 8-K                                                     17

SIGNATURES

                         PITTSBURGH HOME FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 December 31,        September 30,
                                                                                     1997                1997
                                                                                 (Unaudited)
                                                                                 ------------        --------------
ASSETS

Cash                                                                          $   2,540,818          $  1,844,534
Interest-bearing deposits                                                         3,566,120             3,379,240
                                                                              -------------          ------------
                                                                                  6,106,938             5,223,774

Investment securities trading (cost of $2,213,000 and $904,875)                   2,273,625               955,587
Investments and mortgage-backed securities; available for sale                   78,088,386            64,387,368
Investments and mortgage-backed securities; held to maturity
   (fair value of $10,090,748 and $10,054,039)                                   10,013,487            10,017,166
Loans receivable, net of allowance of $1,452,928 and
   $1,419,196                                                                   190,301,403           181,338,949
Accrued interest receivable                                                       2,047,994             2,026,718
Premises and equipment, net                                                       3,038,748             2,699,396
Goodwill                                                                            294,379               302,632
Federal Home Loan Bank - at cost                                                  6,372,500             5,110,000
Deferred income taxes                                                               183,119               142,119
Foreclosed real estate                                                              748,906               907,398
Other assets                                                                        199,190               192,673
                                                                               ------------          ------------
                    Total assets                                               $299,668,675          $273,303,780
                                                                               ============          ============



LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                                       $ 141,915,308         $138,730,862
Advances from Federal Home Loan Bank                                             127,450,000          101,700,000
Advances by borrowers for taxes and insurance                                      2,999,437            1,649,312
Accrued income taxes payable                                                         587,333              275,749
Other liabilities                                                                  2,057,086            2,133,472
                                                                                ------------         ------------
                    Total liabilities                                            275,009,164          244,489,395

STOCKHOLDERS' EQUITY


Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                             -                    -
Common stock, $.01 par value, 10,000,000 shares authorized
   (2,182,125 shares issued and outstanding)                                          21,821                21,821
Additional paid-in capital                                                        16,253,239            21,017,411
Treasury stock - at cost, 212,756 shares at
    December 31, 1997 and September 30, 1997                                      (2,948,004)           (2,948,004)
Unearned shares of  employee stock ownership plan                                 (1,635,524)           (1,669,498)
Unearned shares of recognition and retention plan                                   (815,090)             (868,250)
Unrealized gain on securities available for sale                                     804,000               597,000
Retained earnings (substantially restricted)                                      12,979,069            12,663,905
                                                                                ------------          ------------
                    Total stockholders' equity                                    24,659,511            28,814,385

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $299,668,675          $273,303,780
                                                                                ============          ============

See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                 Three months ended
                                                                                     December 31,
                                                                                     (Unaudited)
                                                                 --------------------        --------------------
                                                                         1997                        1996
                                                                 --------------------        --------------------

Interest income:
   Loans receivable                                                    $3,711,568               $2,933,492
   Mortgage-backed securities                                             722,027                  392,926
   Investment securities
        Taxable                                                           716,188                  421,899
        Tax exempt                                                         98,054                   79,923
   Interest-bearing deposits                                               71,814                  101,809
                                                                       -----------             -----------
          Total interest income                                          5,319,651               3,930,049


Interest expense:
   Deposits                                                              1,691,321               1,515,019
   Interest on advances and other borrowings                             1,778,498                 769,112
                                                                       -----------             -----------
          Total interest expense                                         3,469,819               2,284,131
                                                                       -----------             -----------

Net interest income before provision for losses on loans                 1,849,832               1,645,918

Provision for losses on loans                                              120,000                  75,000
                                                                       -----------             -----------
Net interest income after provision for losses on loans                  1,729,832               1,570,918

Noninterest income:
   Service charges and other fees                                          185,030                 100,826
   Gain on trading account securities                                      130,256                       -
   Other income                                                             11,764                   9,361
                                                                       -----------             -----------
          Total noninterest income                                         327,050                 110,187

Noninterest expenses:
   Salaries and employee benefits                                          714,008                 557,292
   Net occupancy expense                                                   136,573                 110,849
   Amortization of goodwill                                                  8,253                   2,751
   Federal insurance premium                                                22,296                  21,100
   Marketing                                                                59,398                  54,099
   Data processing costs                                                    52,466                  55,626
   Other operating expense                                                 200,705                 193,928
                                                                       -----------             -----------
          Total noninterest expense                                      1,193,699                 995,645
                                                                       -----------             -----------

Income before income taxes                                                 863,183                 685,460
Income taxes                                                               292,000                 242,454
                                                                       -----------             -----------
Net income                                                             $   571,183             $   443,006
                                                                       ===========             ===========

Basic earnings per share                                               $      0.33             $      0.22
                                                                       ===========             ===========

Diluted earnings per share                                             $      0.31             $      0.22
                                                                       ===========             ===========




See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 1997






                                                                              Additional
                                                              Common           Paid In              Retained               Treasury
                                                              Stock            Capital              Earnings                Stock
                                                         --------------------------------------------------------------------------
 Balance as of September 30, 1997                           $ 21,821         $ 21,017,411          $ 12,663,905       $ (2,948,004)


 ESOP shares released                                             --               21,395                    --                 --

 RRP amortization                                                 --                   --                    --                 --

 Change in  unrealized gain on investment
       securities available for sale, net of taxes                --                   --                    --                 --

 Net income for period                                            --                   --               571,183                 --

 Return of capital                                                --           (4,785,567)                   --                 --

  Cash dividends declared                                         --                   --              (256,019)                --

                                                         --------------------------------------------------------------------------
 Balance as of December 31, 1997                            $ 21,821         $ 16,253,239          $ 12,979,069       $ (2,948,004)
                                                         ==========================================================================
                                                                                                    Net unrealized
                                                                                                     gain (loss)
                                                         Unearned shares of     Unearned            on securities         Total
                                                          Employee Stock        shares of           available for     Stockholders'
                                                          Ownership Plan           RRP                  sale              Equity
                                                          --------------------------------------------------------------------------
 Balance as of September 30, 1997                         $ (1,669,498)         $ (868,250)           $ 597,000        $ 28,814,385


 ESOP shares released                                           33,974                  --                   --              55,369

 RRP amortization                                                   --              53,160                   --              53,160

 Change in  unrealized gain on investment
       securities available for sale, net of taxes                  --                  --              207,000             207,000

 Net income for period                                              --                  --                   --             571,183

 Return of capital                                                  --                  --                   --          (4,785,567)

 Cash dividends declared                                            --                  --                   --            (256,019)

                                                         ---------------------------------------------------------------------------
 Balance as of December 31, 1997                          $ (1,635,524)         $ (815,090)           $ 804,000         $24,659,511
                                                         ===========================================================================

 See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the three months ended December 31,
                                                                                            1997                1996
                                                                                       ------------          -----------
                                                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $    571,183           $    443,006
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                                61,685                 44,456
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                       83,336                  1,493
     Amortization of  ESOP                                                                 33,974                 48,181
     Amortization of RRP                                                                   53,160                 35,440
     Provision for loan losses                                                            120,000                 75,000
     Purchase of equity securities, trading                                            (3,114,037)                     -
     Sale of equity securities, trading                                                 1,926,255                      -
     Release of ESOP shares                                                                21,395                  8,026
     Deferred tax benefit                                                                 (41,000)               122,000
     Other, net                                                                        (1,185,351)              (322,476)
                                                                                     -------------          ------------
Net cash provided by operating activities                                              (1,469,400)               455,126

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                                      (18,178,766)           (21,599,154)
Loan principal repayments                                                               8,973,840              8,151,889
Proceeds from loan sales                                                                       --                617,700
Purchases of:
     Available for sale securities                                                    (17,308,373)           (12,225,000)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                      3,965,171              1,914,835
Purchase of land                                                                         (153,250)                    --
Purchases of premises and equipment                                                      (239,534)              (909,217)
Other                                                                                      50,491                158,407
                                                                                     -------------          ------------
Net cash (used) provided by investing activities                                      (22,890,421)           (23,890,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                                   1,938,540              3,545,298
Net increase (decrease) in certificates of deposit                                      1,245,906              8,105,900
Increase in advances by borrowers for taxes and insurance                               1,350,125                851,966
Increase in advances from the Federal Home Loan Bank                                   25,750,000             13,000,000
Return of capital                                                                      (4,785,567)                    --
Cash dividends paid to shareholders                                                      (256,019)              (237,196)
Purchase of recognition and retention plan shares                                              --             (1,063,170)
Purchase of treasury stock                                                                     --             (1,429,930)
                                                                                     -------------          ------------

Net cash provided  by financing activities                                             25,242,985             22,772,868

Net decrease in cash and cash equivalents                                                 883,164               (662,546)
Cash and cash equivalents at beginning of year                                          5,223,774              7,561,710
                                                                                     -------------          ------------
Cash and cash equivalents at end of year                                             $  6,106,938           $  6,899,164
                                                                                     =============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
     Interest (includes interest credited on deposits of $1,719,157 and $1,515,019
          in 1997, and 1996 respectively)                                            $  3,497,655           $  2,284,132
                                                                                     ============           ============

Income taxes paid                                                                    $     19,250           $    251,300
                                                                                     ============           ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                               (158,492)                (84,593)

Unrealized gain on investment securities and mortgage-backed securities                 1,211,000                 298,000
Deferred income taxes                                                                    (407,000)               (102,000)
                                                                                       ----------               ----------
Net unrealized gain on investment and mortgage-backed securities                       $  804,000               $ 196,000
                                                                                       ==========               =========


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

        The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997.


Note 2 - Business

        The Company's subsidiary, Pittsburgh Home Savings Bank (the "Bank"), is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans (primarily single-family residential loans.) The Bank conducts business from eight offices in Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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


Note 5 - Earnings per share

        Earnings per share are based on the weighted average number of shares of common stock. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and unvested stock grants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three months ended
                                                                              December 31,
                                                                    1997                         1996
                                                                -----------                  -----------
Numerator for basic and diluted earnings
per share - net income                                          $   571,183                  $   443,006

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                              1,742,010                    2,013,566
   Effect of dilutive securities:
   Employee stock options                                            59,437                       29,001
   Unvested Management Recognition Plan stock                        21,865                        4,893
                                                                ----------------------------------------
  Dilutive potential common shares                                   81,302                       33,894
                                                                ----------------------------------------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                               1,823,312                    2,047,460
                                                                ========================================
  Basic earnings per share                                       $     0.33                   $     0.22
                                                                ========================================
  Diluted earnings per share                                     $     0.31                   $     0.22
                                                                ========================================



        In accordance with Statement 128, unreleased shares held by the Employee Stock Ownership Plan (ESOP) (148,073 and 161,477 shares at December 31, 1997 and 1996 respectively) and unvested shares held for the Recognition and Retention Plan (RRP) (73,293 and 87,285 shares at December 31, 1997 and 1996, respectively) have been excluded from basic average shares outstanding. Such shares are included in basic average shares outstanding as they are released for allocation (ESOP) or become vested
        (RRP). Unvested RRP shares and stock options are included in diluted average shares outstanding based upon the treasury stock method.

Note 6 - Return of Capital

        On December 19, 1997, the Company paid a special one-time cash distribution of $2.50 per share. The Company obtained a private letter ruling from the Internal Revenue Service which allowed them to treat $2.43 per share of this distribution as a return of capital. The return of capital was reflected as a reduction to additional paid-in-capital in the Company's financial statements. For the stockholders, the return of capital is treated as a reduction in the cost basis of the shares and is not subject to income taxes until the shares are sold. The remaining $.07 per share was treated as an ordinary dividend. The total distribution paid was $4,923,423 on 1,969,369 shares of stock.


Note 7 - Employee Stock Ownership Plan (ESOP)

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

Note 8 - Stock Option Plan

        On October 15, 1996, the Stock Option Plan was approved by the Company's stockholders. A total of 218,212 shares of common stock may be issued pursuant to the Stock Option Plan and 195,511 shares were awarded as of December 31, 1997. These options are subject to vesting provisions as well as other provisions of the Stock Option Plan. No options have been exercised through December 31, 1997.

Note 9 - Recognition and Retention Plan and Trust (RRP)

        On October 15, 1996, the RRP was approved by the Company's stockholders. A total of 87,285 shares of common stock are available for awards pursuant to the RRP and 67,960 shares were awarded as of December 31, 1997. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to various requirements as more fully described in the plan documents. Compensation cost related to RRP shares earned during the three month periods ended December 31, 1997 and 1996 was $53,160 and $35,440, respectively.

        The Company has purchased on the open market shares of common stock to fully fund the RRP. The cost of unearned RRP shares is recorded as a reduction of stockholders' equity.

Note 10 - Recent Accounting and Regulatory Developments

        The Financial Accounting Standards Board released Statement of Financial Accounting Standard Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The Company does not anticipate any material impact on statements of income and financial condition from the adoption of this statement.

Note 11 - Subsequent Event

        In January 1998, the Company formed a trust subsidiary, Pittsburgh Home Capital Trust I ("the Trust"), and on January 30, 1998, the Trust sold $11.5 million of 8.56% Cumulative Trust Preferred Securities to the public. The Preferred Securities represent undivided beneficial interests in the Trust. The Trust used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures which were used by the Company. The Company will use the proceeds for general corporate purposes. The subordinated debentures are redeemable at anytime after January 30, 2003 by the Company. The subordinated debentures will mature on January 30, 2028.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At December 31, 1997, the Company's total assets amounted to $299.7 million compared with $273.3 million at September 30, 1997, an increase of 9.7%. Cash and interest-bearing deposits increased $883,000, or 16.9%, to $6.1 million at December 31, 1997, compared to $5.2 million at September 30, 1997. Investment securities trading increased $1.3 million, or 137.9% from $956,000 at September 30, 1997 to $2.3 million at December 31, 1997. During fiscal 1997, the Company implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has been Federal Home Loan Bank ("FHLB") advances. Investments and mortgage-backed securities (held to maturity and available for sale) increased by $13.7 million, or 18.4%, from $74.4 million at September 30, 1997. During the quarter ended December 31, 1997, the Company purchased $17.3 million in investments and mortgage-backed securities. Loans receivable, net of allowance, increased $8.9 million, or 4.9%, to $190.3 million at December 31, 1997 compared to $181.3 million at September 30, 1997. The growth is primarily attributable to increases in residential mortgage loans.

        Total liabilities increased by $30.5 million, or 12.5%, to $275.0 million at December 31, 1997 compared to $244.5 million at September 30, 1997. Deposits increased by $3.2 million, or 2.3% to $141.9 million at December 31, 1997 compared to $138.7 million at September 30, 1997. The increase in deposits is attributable, in part, to the Bank's new supermarket branch located in the Pittsburgh area. Borrowed funds increased $25.8 million or 25.4% to $127.5 million at December 31, 1997 compared to $101.7 million at September 30, 1997, as the Company increased its FHLB advances to increase liquidity and used those funds to reinvest in assets at higher yields.

        Total stockholders' equity decreased $4.1 million or 14.2% to $24.7 million at December 31, 1997 compared to $28.8 million at September 30, 1997. The decrease was primarily attributable to a special return of capital dividend totaling $4.9 million that the Company paid on December 19, 1997, which was partially offset by net income during the period.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $571,000 and $443,000 for the three months ended December 31, 1997 and 1996, respectively. Basic and diluted earnings per share were $.33 and $.31 per share for the quarter ended December 31, 1997, compared to $.22 and $.22 per share, respectively, for the same quarter of 1996. Trading activity gains had an after tax impact on both calculations of $.05 per share for the quarter ended December 31, 1997. In addition to the increased net income in 1997, the per share results were favorably impacted by an overall reduction in the average number of shares outstanding as a result of stock repurchase programs in effect from November 1996 through April 1997. This $128,000, or 28.9%, increase was primarily the result of an increase in net interest income after the provision for losses on loans of $159,000 or 10.1% and an increase in total noninterest income of $217,000 or 196.8% primarily due to the gains on trading account securities which were partially offset by an increase in the provision for loan losses of $45,000 or 60.0%, an increase in total noninterest expense of $198,000 or 19.9%, and an increase in the provision for income taxes of $50,000 or 20.4%.

        INTEREST INCOME. Interest income increased $1.4 million or 35.9% for the three months ended December 31, 1997, compared to the same period in 1996. The increase was due to the increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $83.1 million and had a weighted average yield of 7.4% compared to $52.1 million with a weighted average yield of 6.3% for the same period in 1996. The increase in investments is attributable to the Company's wholesale leveraging strategy. The investment and mortgage-backed securities purchased have been funded primarily with advances from the FHLB. The average balance on loans receivable increased by $43.6 million, which was partially offset by a 26 basis point decline in the average yield earned thereon.

        INTEREST EXPENSE. Interest expense increased $1.2 million or 52.2% for the three months ended December 31, 1997, compared to the same period in 1996. The increase was due primarily to a $80.5 million increase in average interest-bearing liabilities. Average deposits increased $12.4 million for the three months ended December 31, 1997 when compared to the same period in 1996. Average borrowed funds increased $68.1 million for the three month period ended December 31, 1997 when compared to the same period in 1996. Such increases were primarily due to the opening of a new branch, as well as, increased borrowings from the FHLB of Pittsburgh.

        PROVISION FOR LOAN LOSSES. During the three months ended December 31, 1997, the Company recorded provisions for losses on loans of $120,000 compared to $75,000 for the comparable period in 1996. Subsequent to September 30, 1997, the Company's non-performing assets have continued to increase. From
September 30, 1997 to December 31, 1997, the Company's non-performing assets increased from $4.6 million to $5.0 million. This $400,000 or 8.7% increase was primarily attributable to two new non-accruing residentia construction loans. The Company has increased its originations of single-family loans during the past several years, which management attributes to be the primary reason for increased non-performing assets. Management does not attribute the increase to any specific weakness within the Company or in the marketplace generally. Although management utilizes its best judgment in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.

        NONINTEREST INCOME. Noninterest income increased by $217,000 or 196.8% for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. In April 1997, the Board authorized a trading account whereby up to $2.5 million could be invested in trading account securities, with not more than $1.0 million in any single issue, to be accounted for as trading securities in accordance with SFAS No. 115. Under Board authorization, there is no limit on the types of securities that the Company may invest in provided that the securities are approved under the Company's investment policy, although to date the Company has limited its investments to equity securities of financial institutions. At December 31, 1997, the Company had an aggregate of $2.3 million invested in 11 securities. During the three months ended December 31, 1997, the Company recognized a pre-tax net gain on trading account securities of $130,000. Non-interest income (excluding the trading gains) increased $87,000 or 78.6%.

        NONINTEREST EXPENSES. Noninterest expenses increased by $198,000 or 19.9% for the three months ended December 31, 1997, compared to the same period in 1996. The increase was primarily attributable to an $157,000 increase in salaries and employee benefits, a $26,000 increase in net occupancy expense, and a $7,000 increase in other operating expenses (consisting primarily of office supplies, legal and professional fees). The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in net occupancy expense is the result of the addition of a new branch.

        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $292,000 during the three months ended December 31, 1997, compared with $242,000 for the same period in 1996. The effective tax rates during the three months ended December 31, 1997 and 1996 were 33.8% and 35.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the

Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At December 31, 1997, the Company had $127.5 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At December 31, 1997, the total approved loan commitments outstanding amounted to $10.8 million, and unused lines of credit amounted to $698,000. Certificates of deposit scheduled to mature in one year or less at December 31, 1997, totaled $62.7 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of December 31, 1997, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1997, the Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 17.69%, 16.66% and 7.83%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.


                   "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995


        In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

IMPACT OF YEAR 2000.

        Some of the Company's older computer programs including those used by certain third party providers, were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is currently performing an assessment and may have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to have an immaterial impact. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating system. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems or those of the third party providers. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are presented at September 30, 1997 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on December 24, 1997. Management believes there have been no material changes in the Company's market risk since September 30, 1997.

                         PITTSBURGH HOME FINANCIAL CORP.

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

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                       3.1 Amended and Restated Articles of Incorporation of Pittsburgh Home Financial Corp. *

                       3.2  Bylaws of Pittsburgh Home Financial Corp. *

                       27 Financial Data Schedule

                       * Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-99658) filed by the Registrant with the SEC on November 21, 1995, as amended.

               (b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PITTSBURGH HOME FINANCIAL CORP.



Date: February 17, 1998                          By: /s/ J. Ardie Dillen
                                                     -------------------
                                                     J. Ardie Dillen
                                                     Chairman, President and
                                                       Chief Executive Officer



Date: February 17, 1998                          By: /s/ Michael J. Kirk
                                                     -------------------
                                                     Michael J. Kirk
                                                     Executive Vice President
                                                       and Chief Financial
                                                       Officer