Form 10-Q
period 1998-03-31
PITTSBURGH HOME FINANCIAL CORP
filed 1998-05-15
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                                         OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                              25-1772349
-------------------------------               ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

          438 Wood Street
      Pittsburgh, Pennsylvania                       15222
---------------------------------------           -------------
(Address of principal executive office)             (Zip Code)

                                 (412) 281-0780
                 ----------------------------------------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 1998, there were issued and outstanding 1,969,369 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                       PAGE
-------        ---------------------                                                       ----

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of March 31, 1998
               (unaudited) and September 30, 1997                                            3

               Consolidated Statements of Income for the three and six
               months ended March 31, 1998 (unaudited) and 1997 (unaudited).                 4

               Consolidated Statement of Changes in Stockholders' Equity
               for the six months ended March 31, 1998
               (unaudited)                                                                   5

               Consolidated Statements of Cash Flows for the
               six months ended March 31, 1998 (unaudited) and 1997 (unaudited).             6

               Notes to Unaudited Consolidated Financial Statements                          7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                        12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   17

PART II.       OTHER INFORMATION
--------       -----------------


Item 1.        Legal Proceedings                                                            18
Item 2.        Changes in Securities                                                        18
Item 3.        Defaults Upon Senior Securities                                              18
Item 4.        Submission of Matters to a Vote of Security-Holders                          18
Item 5.        Other Information                                                            19
Item 6.        Exhibits and Reports on Form 8-K                                             19

SIGNATURES

                         PITTSBURGH HOME FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                                            March 31,         September 30,
                                                                               1998               1997
                                                                           (Unaudited)
                                                                           -----------          ----------
ASSETS

Cash                                                                           $ 2,855,182       $ 1,844,534
Interest-bearing deposits                                                        5,253,804         3,379,240
                                                                             -------------      ------------
                                                                                 8,108,986         5,223,774

Investment securities trading (cost of $2,203,350 and $904,875)                  2,196,374           955,587
Investments and mortgage-backed securities; available for sale                 100,670,933        64,387,368
Investments and mortgage-backed securities; held to maturity
   (fair value of $10,023,438 and $10,054,039)                                  10,009,809        10,017,166
Loans receivable, net of allowance of $1,593,964 and
   $1,419,196                                                                  201,314,458       181,338,949
Accrued interest receivable                                                      2,864,141         2,026,718
Premises and equipment, net                                                      3,194,750         2,699,396
Goodwill                                                                           286,125           302,632
Federal Home Loan Bank stock - at cost                                           7,513,400         5,110,000
Deferred income taxes                                                               53,589           142,119
Foreclosed real estate                                                             631,654           907,398
Other assets                                                                     1,467,807           192,673
                                                                             -------------      ------------
                    Total assets                                             $ 338,312,026      $273,303,780
                                                                             =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                                                     $ 145,930,226      $138,730,862
Advances from Federal Home Loan Bank                                           150,266,730       101,700,000
Guaranteed preferred beneficial interest in subordinated debt                   11,500,000                 -
Advances by borrowers for taxes and insurance                                    2,960,740         1,649,312
Accrued income taxes payable                                                       431,362           275,749
Other liabilities                                                                2,085,637         2,133,472
                                                                             -------------      ------------
                    Total liabilities                                          313,174,695       244,489,395

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                           -                 -
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                          21,821            21,821
Additional paid-in capital                                                      16,281,718        21,017,411
Treasury stock - at cost, 212,756 shares                                        (2,948,004)       (2,948,004)
Unearned shares of  employee stock ownership plan                               (1,594,029)       (1,669,498)
Unearned shares of recognition and retention plan                                 (761,930)         (868,250)
Accumulated other comprehensive income                                             766,500           597,000
Retained earnings (substantially restricted)                                    13,371,255        12,663,905
                                                                             -------------      ------------
                    Total stockholders' equity                                  25,137,331        28,814,385


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 338,312,026      $273,303,780
                                                                             =============      ============



See accompanying notes to unaudited consolidated financial statements.

                        PITTSBURGH HOME FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                  Three months ended                  Six months ended
                                                      March 31,                           March 31,
                                                     (Unaudited)                        (Unaudited)
                                             ------------------------------     -----------------------------
                                                 1998             1997              1998            1997
                                             -------------     ------------     -------------   -------------
Interest income:
   Loans receivable                           $ 4,013,007      $ 3,196,799       $ 7,724,575     $ 6,130,291
   Mortgage-backed securities                     709,391          506,439         1,431,418         899,365
    Investment securities:
        Taxable                                 1,071,930          463,989         1,788,118         885,888
        Tax exempt                                101,763           82,364           199,817         162,287
   Interest-bearing deposits                       93,879           77,973           165,693         179,782
                                              -----------      -----------       -----------     -----------
          Total interest income                 5,989,970        4,327,564        11,309,621       8,257,613

Interest expense:
   Deposits                                     1,703,060        1,596,548         3,394,381       3,111,567
   Advances and escrows                         2,033,661          949,744         3,812,159       1,718,856
   Guaranteed preferred beneficial interest
        in subordinated debt                      172,459                -           172,459               -
                                              -----------      -----------       -----------     -----------
          Total interest expense                3,909,180        2,546,292         7,378,999       4,830,423
                                              -----------      -----------       -----------     -----------

Net interest income before provision
   for loan losses                              2,080,790        1,781,272         3,930,622       3,427,190

Provision for loan losses                         120,000           75,000           240,000         150,000
                                              -----------      -----------       -----------     -----------
Net interest income after provision
   for loan losses                              1,960,790        1,706,272         3,690,622       3,277,190

Noninterest income:
   Service charges and other fees                 107,096           77,123           292,126         177,949
   Gain on trading account securities              56,476                -           186,732               -
   Other income                                    15,676           11,258            27,440          20,619
                                              -----------      -----------       -----------     -----------
          Total noninterest income                179,248           88,381           506,298         198,568

Noninterest expenses:
   Compensation and employee benefits             781,438          651,739         1,495,446       1,209,031
   Premises and occupancy costs                   153,647          118,391           290,220         229,240
   Amortization of goodwill                         8,254            8,254            16,507          11,005
   Federal insurance premium                       22,295              235            44,591          21,335
   Marketing                                       43,140           26,215           102,538          80,314
   Data processing costs                           63,051           67,572           115,517         123,198
   Other expenses                                 279,865          293,152           480,570         487,080
                                              -----------      -----------       -----------     -----------
          Total noninterest expense             1,351,690        1,165,558         2,545,389       2,161,203
                                              -----------      -----------       -----------     -----------

Income before income taxes                        788,348          629,095         1,651,531       1,314,555
Income taxes                                      278,000          206,546           570,000         449,000
                                              -----------      -----------       -----------     -----------
Net income                                    $   510,348      $   422,549       $ 1,081,531     $   865,555
                                              ===========      ===========       ===========     ===========

Basic earnings per share                      $      0.29      $      0.24       $      0.62     $      0.46
                                              ===========      ===========       ===========     ===========

Diluted earnings per share                    $      0.28      $      0.23       $      0.59     $      0.45
                                              ===========      ===========       ===========     ===========


See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE PERIOD ENDED MARCH 31, 1998


                                                                               Additional
                                                  Comprehensive    Common       Paid In        Retained        Treasury
                                                     Income         Stock       Capital        Earnings          Stock
                                                     ------         -----       -------        --------          -----
 Balance as of September 30, 1997                                 $ 21,821    $21,017,411     $12,663,905     $(2,948,004)


 ESOP shares released                                                    -         49,874               -               -

 RRP amortization                                                        -              -               -               -

 Cash dividends declared                                                 -              -        (374,181)              -

 Return of capital                                                       -     (4,785,567)              -               -

 Change in unrealized gain on investment
      securities available for sale$ net of taxes      169,500           -              -               -               -

 Net income for period                              $1,081,531           -              -       1,081,531               -
                                                    ----------


 Comprehensive Income                               $1,251,031
                                                    ==========

                                                                  --------     -----------    -----------     ------------
 Balance as of March 31, 1998                                     $ 21,821     $16,281,718    $13,371,255     $(2,948,004)
                                                                  ========     ===========    ===========     ============


                                                     Unearned shares of                           Accumulated            Total
                                                       Employee Stock     Unearned shares of         other             Stockholders'
                                                       Ownership Plan           RRP            comprehensive income      Equity
                                                       --------------           ---             -------------------      ------

Balance as of September 30, 1997                          (1,669,498)        $ (868,250)            $ 597,000          $ 28,814,385

ESOP shares released
                                                              75,469                  -                     -               125,343
RRP amortization
                                                                   -            106,320                     -               106,320
Cash dividends declared
                                                                   -                  -                     -              (374,181)
Return of capital
                                                                   -                  -                     -            (4,785,567)
Change in unrealized gain on investment
     securities available for sale$ net of taxes
                                                                   -                  -               169,500               169,500
Net income for period
                                                                   -                  -                     -             1,081,531


Comprehensive Income



Balance as of March 31, 1998                              ----------          ---------             ---------           ------------
                                                          (1,594,029)         $(761,930)            $ 766,500           $ 25,137,331
                                                          ==========          =========             =========           ============



See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the six months ended March 31,
                                                                               1998                1997
                                                                               ----                ----
                                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 1,081,531         $   865,555
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                      125,649              98,184
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                            (706,085)            (50,660)
     Amortization of  ESOP plan                                                   75,469              96,362
     Amortization of RRP                                                         106,320              88,600
     Provision for loan losses                                                   240,000             150,000
     Purchase of equity securities, trading                                   (5,466,231)                  -
     Sale of equity securities, trading                                        4,406,075                   -
     Release of ESOP shares                                                       49,874              22,592
     Deferred tax benefit                                                         88,530             122,000
     Other, net                                                               (6,052,256)         (1,289,722)
                                                                             -----------         -----------
Net cash provided by operating activities                                     (6,051,124)            102,911

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                             (40,479,743)        (39,285,391)
Loan principal repayments                                                     25,190,805          16,553,341
Proceeds from loan sales                                                               -             617,700
Proceeds from sale of REO                                                        275,744                   -
Purchases of:
     Available for sale securities                                           (51,437,748)        (26,915,000)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                            12,750,000           5,528,571
Purchase of land - 1997                                                         (153,250)                  -
Purchases of premises and equipment                                             (451,246)         (1,014,168)
Other                                                                           (176,000)           (110,955)
                                                                             -----------         -----------
Net cash (used) provided by investing activities                             (54,481,438)        (44,625,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                          3,113,181           4,049,508
Net increase  in certificates of deposit                                       4,086,183           9,309,196
Increase in advances by borrowers for taxes and insurance                      1,311,428             801,539
Increase in advances from the Federal Home Loan Bank                          48,566,730          31,500,000
Increase in Guaranteed preferred beneficial
interest in subordinated debt                                                 11,500,000                   -
Return of capital                                                             (4,785,567)                  -
Cash dividends paid to shareholders                                             (374,181)           (356,177)
Purchase of Recognition and Retention Plan shares                                      -          (1,063,170)
Purchase of treasury stock                                                             -          (2,748,373)
                                                                             -----------         -----------

Net cash provided  by financing activities                                    63,417,774          41,492,523

Net decrease in cash and cash equivalents                                      2,885,212          (3,030,468)
Cash and cash equivalents at beginning of year                                 5,223,774           7,561,710
                                                                             -----------         -----------
Cash and cash equivalents at end of year                                     $ 8,108,986         $ 4,531,242
                                                                             ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $2,893,325 and
        $3,111,567 in 1998, and 1997 respectively)                           $ 6,700,035         $ 4,830,423
                                                                             ===========         ===========

Income taxes paid                                                            $   792,500         $   683,300
                                                                             ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                             -             159,955

Unrealized gain (loss) on securities available for sale                          257,500            (144,000)
Deferred income taxes                                                            (88,000)             49,000
                                                                             -----------         -----------
Net unrealized gain (loss) securities available for sale                     $   169,500         $   (95,000)
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

        The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997.


Note 2 - Business

        The Company's Bank subsidiary, Pittsburgh Home Savings Bank (the "Bank"), is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans (primarily single-family residential loans.) The Bank conducts business from eight offices in Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

        The Company's trust subsidiary, Pittsburgh Home Capital Trust I (the "Trust") was formed to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities. These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I. The Trust purchased junior subordinated deferrable interest debentures which were issued by the Company.

Note 3 - Principles of consolidation

        The consolidated financial statements include the accounts of Pittsburgh Home Financial Corp. and its wholly owned subsidiaries, Pittsburgh Home Savings Bank and Pittsburgh

        Home Capital Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                       Three months ended              Six months ended
                                                            March 31,                      March 31,
                                                     1998               1997        1998               1997
                                                     ----               ----        ----               ----
Numerator for basic and diluted earnings
per share - net income                            $  510,348     $  422,549     $1,081,531     $  865,555

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares               1,748,003      1,781,090      1,745,007      1,897,328
   Effect of dilutive securities:
   Employee stock options                             60,952         22,711         60,195         25,856
   Unvested Management Recognition Plan stock         22,849         12,256         22,347          8,575
                                                  ----------     ----------     ----------     ----------
  Dilutive potential common shares                    83,801         34,967         82,552         34,431
                                                  ----------     ----------     ----------     ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                1,831,804      1,816,057      1,827,559      1,931,759
                                                  ==========     ==========     ==========     ==========
  Basic earnings per share                        $     0.29     $     0.24     $     0.62     $     0.46
                                                  ==========     ==========     ==========     ==========
  Diluted earnings per share                      $     0.28     $     0.23     $     0.59     $     0.45
                                                  ==========     ==========     ==========     ==========

        In accordance with Statement 128, unreleased shares held by the Employee Stock Ownership Plan (ESOP) (144,318 and 157,113 shares at March 31, 1998 and 1997 respectively) and unvested shares held for the Recognition and Retention Plan (RRP) (66,920 and 87,825 shares at March 31, 1998 and 1997, respectively) have been excluded from basic average shares outstanding. Such shares are included in basic average shares outstanding as they are released for allocation (ESOP) or become vested
        (RRP). Unvested RRP shares and stock options are included in diluted average shares outstanding based upon the treasury stock method.

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

Note 8 - Stock Option Plan

        On October 15, 1996, the Stock Option Plan was approved by the Company's stockholders. A total of 218,212 shares of common stock may be issued pursuant to the Stock Option Plan and 195,511 shares were awarded as of March 31, 1998. These options are subject to vesting provisions as well as other provisions of the Stock Option Plan. No options have been exercised through March 31, 1998.

Note 9 - Recognition and Retention Plan and Trust (RRP)

        On October 15, 1996, the RRP was approved by the Company's stockholders. A total of 87,285 shares of common stock are available for awards pursuant to the RRP and 86,990 shares were awarded as of March 31, 1998. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to various requirements as more fully described in the plan documents. Compensation cost related to RRP shares earned during the six month period ended March 31, 1998 and 1997 were $106,320 and $96,362 respectively.

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

        As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

        During the six months ended March 31, 1998 and 1997, total comprehensive income amounted to $1,251,031 and $770,550, respectively.

Note 11 -Capital Trust I

        In January 1998, the Company formed a trust subsidiary, Pittsburgh Home Capital Trust I ("the Trust"), and on January 30, 1998, the Trust sold $11.5 million of 8.56% Cumulative Trust Preferred Securities to the public. The Preferred Securities represent undivided beneficial interests in the Trust. The Trust used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures which were issued by the Company. The Company will use the proceeds for general corporate purposes. The subordinated debentures are redeemable at anytime after January 30, 2003 by the Company. The subordinated debentures will mature on January 30, 2028.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At March 31, 1998, the Company's total assets amounted to $338.3 million compared with $273.3 million at September 30, 1997, an increase of 23.8%. Cash and interest-bearing deposits increased $2.9 million, or 55.8%, to $8.1 million at March 31, 1998, compared to $5.2 million at September 30, 1997. Investment securities trading increased $1.2 million, or 130.1% from $956,000 at September 30, 1997 to $2.2 million at March 31, 1998. During fiscal 1997, the Company implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has been Federal Home Loan Bank ("FHLB") advances. Investments and mortgage-backed securities (held to maturity and available for sale) increased by $36.3 million, or 48.8%, from $74.4 million at September 30, 1997. During the period ended March 31, 1998, the Company purchased $51.4 million in investments and mortgage-backed securities. Loans receivable, net of allowance, increased $20.0 million, or 11.0%, to $201.3 million at March 31, 1998 compared to $181.3 million at September 30, 1997. The growth is primarily attributable to increases in residential mortgage loans.

        Total liabilities increased by $68.7 million, or 28.1%, to $313.2 million at March 31, 1998 compared to $244.5 million at September 30, 1997. The Company's trust subsidiary, Pittsburgh Home Capital Trust I, sold $11.5 million of 8.56% Cumulative Trust Preferred Securities on January 30, 1998. The guaranteed preferred beneficial interest in subordinated debt totaled $11.5 million at March 31, 1998. Deposits increased by $7.2 million, or 5.2% to $145.9 million at March 31, 1998 compared to $138.7 million at September 30, 1997. The increase in deposits is attributable, in part, to the Bank's new supermarket branch located in the Pittsburgh area. Advances from the FHLB increased $48.6 million or 47.8% to $150.3 million at March 31, 1998 compared to $101.7 million at September 30, 1997, as the Company increased its FHLB advances to increase liquidity and used those funds to reinvest in assets at higher yields.

        Total stockholders' equity decreased $3.7 million or 12.8% to $25.1 million at March 31, 1998 compared to $28.8 million at September 30, 1997. The decrease was primarily attributable to a special return of capital dividend totaling $4.9 million that the Company paid on December 19, 1997, which was partially offset by net income during the period.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $510,000 and $1.1million for the three and six months ended March 31, 1998, respectively, compared to $423,000 and $866,000 for the three and six months ended March 31, 1997. Basic and diluted earnings per share were $.29 and $.28, respectively, for the quarter ended March 31, 1998, compared to $.24 and $.23, respectively, for the same quarter of 1997. Basic and diluted earnings per share for the six month period were $.62 and $.59, respectively, compared to $.46 and $.45, respectively, for the same period of 1997. The trading activity gains had an after tax impact on both the basic and diluted calculations of $.02 and $.07 per share, respectively, for the quarter and six months ended March 31, 1998. The $87,000, or 20.6% increase and $216,000 or 24.9% increase in net income for the three and six months ended March 31, 1998, respectively, compared to the same periods in 1997, is primarily attributable to the increase in net interest income before provision for loan losses of $300,000 or 16.8% for the quarter and $504,000 or 14.7% for the six month period. Included in interest expense for the 1998 periods is $172,000 related to the $11.5 million of trust preferred securities that the Company's trust subsidiary, Pittsburgh Home Capital Trust I, sold on January 30, 1998. The Company also continued to utilize its trading account strategy and recognized pre-tax net gains of $56,000 for the quarter and $187,000 for the six months ended March 31, 1998. There were no trading gains for the same periods in 1997. Noninterest income (excluding the trading gains) also increased $34,000 or 38.9% for the quarter and $120,000 or 60.3% for the six month period. These increases were partially offset by an increase in the provision for loan losses of $45,000 or 60.0% for the quarter and $90,000 or 60.0% for the six month period, an increase in noninterest expense of $186,000 or 15.9% for the quarter and $384,000 or 17.8% for the six month period, and an increase in the provision for income taxes of $71,000 or 34.3% for the quarter and $121,000 or 26.9% for the six month period.

        INTEREST INCOME. Interest income increased $1.7 million or 39.5% and $3.0 million or 36.1% for the three and six months ended March 31, 1998, respectively, compared to the same periods in 1997. The increase was due to the increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $99.6 million and $91.4 million with weighted average yields of 7.56% and 7.48% for the three and six months ended March 31, 1998, respectively, an increase of 58.1% and 58.8%, respectively, from $63.0 million and $57.5 million with weighted average yields of 6.63% and 6.77% for the same periods ended March 31, 1997. The increase in investments is attributable to the Company's wholesale leveraging strategy. The investments and mortgage-backed securities purchased have been funded primarily with advances from the FHLB. The average balance on loans receivable increased by $41.7 million and $42.7 million for the three and six months ended March 31, 1998, respectively, which were partially offset by a 14 basis point and 10 basis point decline in the average yield earned thereon.

        INTEREST EXPENSE. Interest expense increased $1.4 million or 56.0% and $2.6 million or 54.2% for the three and six months ended March 31, 1998, respectively, compared to the same periods in 1997. The increase was due primarily to a $99.2 million and $89.9 million increase in average interest-bearing liabilities for the three and six months ended March 31, 1998 when compared to the same periods in 1997. Average deposits increased $13.7 million and $13.1 million for the three and six months ended March 31, 1998, respectively, when compared to the same period in 1997. Average borrowed funds increased $77.6 million and $72.8 million for the three and six months ended March 31, 1998, respectively, when compared to the same periods in 1997. Such increases were primarily due to the Bank's new branch, as well as increased borrowings from the FHLB of Pittsburgh. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $172,000 for the three and six months ended March 31, 1998. On March 6, 1998, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. This purchase was in connection with the Bank's ongoing management of its interest rate risk position. The cap is being used as an off-balance sheet hedge to the Bank's risk associated with its shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $8,000 for the six months ended March 31, 1998.

        PROVISION FOR LOAN LOSSES. During the three and six months ended March 31, 1998, the Company recorded provisions for losses on loans of $120,000 and $240,000 compared to $75,000 and $150,000 for the comparable periods in 1997. Subsequent to September 30, 1997, the Company's non-performing loans have continued to increase. The Company has increased its originations of single-family loans during the past several years, which management attributes to be the primary reason for $4.0 million in non-performing loans at March 31, 1998. Management does not attribute the increase to any specific weakness within the Company or in the marketplace generally. Although management utilizes its best judgment in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.

        NONINTEREST INCOME. Noninterest income increased by $91,000 or 103.4% and $307,000 or 154.3% for the three and six months ended March 31, 1998, compared to the same periods ended March 31, 1997. In April 1997, the Board authorized a trading account whereby up to $2.5 million could be invested in trading account securities, with not more than $1.0 million in any single issue, to be accounted for as trading securities in accordance with SFAS No. 115. Under Board authorization, there is no limit on the types of securities that the Company may invest in provided that the securities are approved under the Company's investment policy, although to date the Company has limited its investments to equity securities of financial institutions. At March 31, 1998, the Company had an aggregate of $2.2 million invested in 13 securities. During the three and six months ended March 31, 1998, the Company recognized a pre-tax net gain on trading account securities of $56,000 and $187,000, respectively. Non-interest income (excluding the trading gains) increased $34,000 or 38.9% for the quarter and $120,000 or 60.3% for the six month period.

        NONINTEREST EXPENSES. Noninterest expenses increased by $186,000 or 15.9% and $384,000 or 17.8% for the three and six months ended March 31, 1998, compared to the same periods in 1997. The increase was primarily attributable to a $130,000 and $286,000 increase in compensation and employee benefits, and a $36,000 and $61,000 increase in net occupancy expense. The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in net occupancy expense is the result of the addition of a new branch.

PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $278,000 and $570,000 for the three and six months ended March 31, 1998, compared with $207,000 and $449,000 for the same periods in 1997. The effective tax rates during the three and six months ended March 31, 1998 and 1997 were 35.3% and 34.5%, and 32.8% and 34.2% respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At March 31, 1998, the Company had $150.3 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 1998, the total approved loan commitments outstanding amounted to $10.5 million, and unused lines of credit amounted to $978,000. Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totaled $81.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of March 31, 1998, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1998, the Bank's Tier 1 risk-based, total risk-based and

Tier 1 leverage capital ratios amounted to 19.00%, 18.03% and 8.82%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 22, 1998.

        b) Not applicable.

        c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

             1) Proposal to elect four directors for a three-year term or until their successors are elected and qualified - Kenneth F. Maxcy, Jr. received votes for 1,710,119; against 22,750; abstain 0; and not voted
        0. Gregory G. Maxcy received votes for 1,723,596; against 9,273; abstain 0; and not voted 0. Richard F. Lerach received votes for 1,728,318; against 4,551; abstain 0; and not voted 0. James M. Droney, Jr. received votes for 1,727,738; against 5,131; abstain 0; and not voted 0.

             2) Proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998; received votes for 1,725,777; against 2,749; abstain 4,343; and not voted 0.

        d) Not applicable.

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



                                            PITTSBURGH HOME FINANCIAL CORP.



Date: May 15, 1998                          By: /s/ J. Ardie Dillen
                                                ---------------------------
                                                J. Ardie Dillen
                                                Chairman, President and
                                                  Chief Executive Officer



Date: May 15, 1998                          By: /s/ Michael J. Kirk
                                                ---------------------------
                                                Michael J. Kirk
                                                Executive Vice President and
                                                  Chief Financial Officer