Form 10-Q
period 1998-06-30
PITTSBURGH HOME FINANCIAL CORP
filed 1998-08-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                        ---------------     ---------------

                         Commission File Number 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    25-1772349
  -------------------------------                   ---------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)

            438 Wood Street
        Pittsburgh, Pennsylvania                          15222
---------------------------------------                ----------
(Address of principal executive office)                (Zip Code)

                                 (412) 281-0780
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 1998, there were issued and outstanding 1,969,369 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 1998
         (unaudited) and September 30, 1997                                                        3

         Consolidated Statements of Income for the three and nine
         months ended June 30, 1998 (unaudited) and 1997 (unaudited).                              4

         Consolidated Statement of Changes in Stockholders' Equity
         for the nine months ended June 30, 1998
         (unaudited)                                                                               5

         Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1998 (unaudited) and 1997 (unaudited).                         6

         Notes to Unaudited Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               17

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                        18
Item 2.  Changes in Securities                                                                    18
Item 3.  Defaults Upon Senior Securities                                                          18
Item 4.  Submission of Matters to a Vote of Security-Holders                                      18
Item 5.  Other Information                                                                        18
Item 6.  Exhibits and Reports on Form 8-K                                                         19

SIGNATURES

                         PITTSBURGH HOME FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           June 30,
                                                                            1998               September 30,
                                                                         (Unaudited)                1997
                                                                        --------------         -------------
ASSETS
Cash                                                                    $   3,011,891          $   1,844,534
Interest-bearing deposits                                                   6,816,567              3,379,240
                                                                        -------------          -------------
                                                                            9,828,458              5,223,774

Investment securities trading (cost of $2,448,350 and $904,875)             2,300,013                955,587
Investments and mortgage-backed securities; available for sale            127,198,445             64,387,368
Investments and mortgage-backed securities; held to maturity
   (fair value of $10,071,200 and $10,054,039)                             10,004,302             10,017,166
Loans receivable, net of allowance of $1,567,192 and
   $ 1,419,196                                                            206,450,571            181,338,949
Accrued interest receivable                                                 2,894,350              2,026,718
Premises and equipment, net                                                 3,268,128              2,699,396
Goodwill                                                                      277,872                302,632
Federal Home Loan Bank stock - at cost                                      7,863,400              5,110,000
Deferred income taxes                                                              --                142,119
Foreclosed real estate                                                      1,075,654                907,398
Other assets                                                                1,372,013                192,673
                                                                        -------------          -------------
                    Total assets                                        $ 372,533,206          $ 273,303,780
                                                                        =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $ 148,453,810          $ 138,730,862
FHLB Advances                                                             155,266,730            101,700,000
Reverse repurchase agreements                                              25,000,000                     --
Guaranteed preferred beneficial interest in subordinated debt              11,500,000                     --
Advances by borrowers for taxes and insurance                               3,832,925              1,649,312
Deferred income taxes                                                          50,412                     --
Accrued income taxes payable                                                    8,173                275,749
Other liabilities                                                           2,586,289              2,133,472
                                                                        -------------          -------------
                    Total liabilities                                     346,698,339            244,489,395

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                     --                     --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                     21,821                 21,821
Additional paid-in capital                                                 16,303,535             21,017,411
Treasury stock - at cost, 212,756 shares                                   (2,948,004)            (2,948,004)
Unearned shares of  employee stock ownership plan                          (1,551,794)            (1,669,498)
Unearned shares of recognition and retention plan                            (708,770)              (868,250)
Accumulated other comprehensive income                                        970,000                597,000
Retained earnings (substantially restricted)                               13,748,079             12,663,905
                                                                        -------------          -------------
                    Total stockholders' equity                             25,834,867             28,814,385


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 372,533,206          $ 273,303,780
                                                                        =============          =============



See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                Three months ended                  Nine months ended
                                                                     June 30,                            June 30,
                                                                   (Unaudited)                         (Unaudited)
                                                           ---------------------------       -----------------------------
                                                              1998            1997              1998              1997
                                                           ----------      -----------       -----------      ------------
Interest income:
   Loans receivable                                        $4,148,337      $ 3,398,959       $11,872,912      $  9,529,250
    Mortgage-backed securities                              1,014,119          632,328         2,445,537         1,531,693
     Investment securities
         Taxable                                            1,008,784          521,302         2,796,902         1,407,190
         Tax exempt                                            98,214           76,264           298,031           238,551
    Interest-bearing deposits                                 102,268           50,569           267,961           230,351
                                                           ----------      -----------       -----------      ------------
           Total interest income                            6,371,722        4,679,422        17,681,343        12,937,035

 Interest expense:
    Deposits                                                1,723,158        1,631,438         5,117,539         4,743,005
    Advances and escrows                                    2,417,493        1,198,035         6,229,652         2,916,891
    Guaranteed preferred beneficial interest
      in subordinated debt                                    249,529               --           421,988                --
                                                           ----------      -----------       -----------      ------------
           Total interest expense                           4,390,180        2,829,473        11,769,179         7,659,896
                                                           ----------      -----------       -----------      ------------

 Net interest income before provision for loan losses       1,981,542        1,849,949         5,912,164         5,277,139

 Provision for loan losses                                    120,000          105,000           360,000           255,000
                                                           ----------      -----------       -----------      ------------
 Net interest income after provision for loan losses        1,861,542        1,744,949         5,552,164         5,022,139

 Noninterest income:
    Service charges and other fees                            147,267           82,802           439,393           260,751
    Other income                                               15,919            8,630            43,359            29,249
    Net gain on trading account and available
     for sale securities                                        1,601          151,815           188,333           151,815
    Loss on sale of REO                                            --          (16,142)               --           (16,142)
                                                           ----------      -----------       -----------      ------------

           Total noninterest income                           164,787          227,105           671,085           425,673

 Noninterest expenses:
    Compensation and employee benefits                        758,357          642,828         2,253,803         1,851,859
    Premises and occupancy costs                              132,775          110,754           422,995           339,994
    Amortization of goodwill                                    8,254            8,254            24,761            19,259
    Federal insurance premium                                  21,941           21,998            66,532            43,333
    Marketing                                                  80,536           52,815           183,074           133,129
    Data processing costs                                      62,520           70,873           178,037           194,071
    Other expenses                                            202,274          190,977           682,844           678,057
                                                           ----------      -----------       -----------      ------------
           Total noninterest expense                        1,266,657        1,098,499         3,812,046         3,259,702

 Income before income taxes                                   759,672          873,555         2,411,203         2,188,110
 Income taxes                                                 264,686          326,300           834,686           775,300
                                                           ----------      -----------       -----------      ------------
Net income                                                 $  494,986      $   547,255       $ 1,576,517      $  1,412,810
                                                           ==========      ===========       ===========      ============

Basic earnings per share                                   $     0.28      $      0.30       $      0.90      $       0.75
                                                           ==========      ===========       ===========      ============
Diluted earnings per share                                 $     0.27      $      0.29       $      0.86      $       0.74
                                                           ==========      ===========       ===========      ============



See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1998







                                                                        Additional
                                           Comprehensive   Common        Paid In             Retained
                                              Income       Stock         Capital             Earnings
                                           ------------- ----------     ----------         ------------

Balance as of September 30, 1997                           $21,821      $21,017,411        $ 12,663,905
ESOP shares released                                            --           71,691                  --
RRP amortization                                                --               --                  --

Cash dividends declared                                         --               --            (492,343)

Return of capital                                               --       (4,785,567)                 --

Change in unrealized
 gain on investment securities
 available for sale, net of taxes           373,000             --               --                  --
Net income for period                    $1,576,517             --               --           1,576,517
                                         ----------
Comprehensive Income                     $1,949,517
                                         ==========        -------      -----------        ------------

Balance as of June 30, 1998                                $21,821      $16,303,535        $ 13,748,079
                                                           =======      ===========        ============



                                                      Unearned                           Accumulated
                                                      shares of        Unearned             other                 Total
                                        Treasury   Employee Stock      shares of         comprehensive         Stockholders'
                                          Stock     Ownership Plan        RRP               income                Equity
                                     ------------  ---------------    ------------       -------------        --------------

Balance as of September 30, 1997     $(2,948,004)    $(1,669,498)        $(868,250)          $597,000          $28,814,385
ESOP shares released                          --         117,704                --                 --              189,395
RRP amortization                              --              --           159,480                 --              159,480

Cash dividends declared                       --              --                --                 --            (492,343)

Return of capital                             --              --                --                 --          (4,785,567)

Change in unrealized
 gain on investment securities
 available for sale, net of taxes             --              --                --            373,000              373,000
Net income for period                         --              --                --                 --            1,576,517
Comprehensive Income
                                     -----------     -----------         ---------           --------         ------------
Balance as of June 30, 1998          $(2,948,004)    $(1,551,794)        $(708,770)          $970,000         $ 25,834,867
                                     ===========     ===========         =========           ========         ============


 See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          For the nine months ended June 30,
                                                                                             1998                   1997
                                                                                          ------------         ------------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $  1,576,517         $  1,412,811
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill                                                                 191,873              148,523
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                        (1,499,948)             482,510
     Amortization of ESOP plan                                                                 117,704              128,944
     Amortization of RRP                                                                       159,480              141,760
     Provision for loan losses                                                                 360,000              255,000
     Purchase of equity securities, trading                                                 (8,190,693)          (2,203,523)
     Sale of equity securities, trading                                                      6,958,081            1,017,073
     Release of ESOP shares                                                                     71,691               34,260
     Deferred tax benefit                                                                      192,531              347,632
     Other, net                                                                             (2,048,441)            (913,904)
                                                                                          ------------         ------------
Net cash provided by operating activities                                                   (2,111,205)             851,086

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                                           (60,351,859)         (63,796,412)
Loan principle repayments                                                                   34,803,387           26,727,516
Proceeds from loan sales                                                                            --              617,700
Net REO activity                                                                              (168,256)                  --
Purchases of:
     Available for sale securities                                                         (93,288,586)         (27,150,565)
Purchases of:
     Held to maturity securities                                                                    --          (10,000,000)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                          29,953,667           11,744,695
Purchase of land                                                                              (153,250)                  --
Purchases of premises and equipment                                                           (824,756)            (988,594)
Other, net                                                                                      50,161             (556,731)
                                                                                          ------------         ------------
Net cash (used) provided by investing activities                                           (89,979,492)         (63,402,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                                        2,171,468            2,690,305
Net increase in certificates of deposit                                                      7,551,480           11,738,232
Increase in advances by borrowers for taxes and insurance                                    2,183,613            1,618,723
Increase in advances from the Federal Home Loan Bank                                        53,566,730           47,700,000
Increase in repurchase agreements                                                           25,000,000                   --
Increase in Guaranteed preferred beneficial interest in subordinated debt                   11,500,000                   --
Return of capital                                                                           (4,785,567)                  --
Cash dividends paid to shareholders                                                           (492,343)            (474,339)
Purchase of Recognition and Retention Plan shares                                                   --           (1,063,170)
Purchase of treasury stock                                                                          --           (2,948,004)

Net cash provided  by financing activities                                                  96,695,381           59,261,747

Net decrease in cash and cash equivalents                                                    4,604,684           (3,289,558)
Cash and cash equivalents at beginning of year                                               5,223,774            7,561,710
                                                                                          ------------         ------------
Cash and cash equivalents at end of year                                                  $  9,828,458         $  4,272,152
                                                                                          ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $4,159,241 and $4,743,005
          in 1998 and 1997 respectively)                                                  $ 10,217,558         $  7,659,896
                                                                                          ============         ============

Income taxes paid                                                                         $  1,211,750         $    986,534
                                                                                          ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                                     483,903              382,809

Unrealized gain on securities available for sale                                               565,000              579,500
Deferred income taxes                                                                         (192,000)            (197,500)
                                                                                          ------------         ------------
Accumulated other comprehensive income                                                    $    373,000         $    382,000
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

        The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997.


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

The following table sets forth the computation of basic and diluted earnings per share:




                                                             Three months ended                     Nine months ended
                                                                  June 30,                              June 30,
                                                          1998               1997               1998               1997
                                                          ----               ----               ----               ----
Numerator for basic and diluted earnings
per share - net income                                $  494,986         $  547,255         $1,576,517         $1,412,810

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                   1,748,003          1,797,255          1,746,005          1,863,960
   Effect of dilutive securities:
   Employee stock options                                 59,617             39,885             60,052             32,608
   Unvested Management Recognition Plan stock             22,348             21,524             22,304             10,815
                                                      -------------------------------------------------------------------
  Dilutive potential common shares                        81,965             61,409             82,356             43,423
                                                      -------------------------------------------------------------------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                    1,829,968          1,858,634          1,828,361          1,907,383
                                                      ===================================================================
  Basic earnings per share                            $     0.28         $     0.30         $     0.90         $     0.75
                                                      ===================================================================
  Diluted earnings per share                          $     0.27         $     0.29         $     0.86         $     0.74
                                                      ===================================================================



        In accordance with Statement 128, unreleased shares held by the Employee Stock Ownership Plan (ESOP) (140,494 and 154,162 shares at June 30, 1998 and 1997 respectively) and unvested shares held for the Recognition and Retention Plan (RRP) (66,920 and 87,825 shares at June 30, 1998 and 1997, respectively) have been excluded from basic average shares outstanding. Such shares are included in basic average shares outstanding as they are released for allocation (ESOP) or become vested
        (RRP). Unvested RRP shares and stock options are included in diluted average shares outstanding based upon the treasury stock method.

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

Note 8 - Stock Option Plan

        On October 15, 1996, the Stock Option Plan was approved by the Company's stockholders. A total of 218,212 shares of common stock may be issued pursuant to the Stock Option Plan and 195,511 shares were awarded as of June 30, 1998. These options are subject to vesting provisions as well as other provisions of the Stock Option Plan. No options have been exercised through June 30, 1998.

Note 9 - Recognition and Retention Plan and Trust (RRP)

        On October 15, 1996, the RRP was approved by the Company's stockholders. A total of 87,285 shares of common stock are available for awards pursuant to the RRP and 86,990 shares were awarded as of June 30, 1998. Awards will vest in equal installments over a five year period, with the first installment vesting on the first anniversary date of the grant and each additional installment vesting on the four subsequent anniversaries of such date, subject to various requirements as more fully described in the plan documents. Compensation cost related to RRP shares earned during the nine month period ended June 30, 1998 and 1997 were $159,480 and $141,760 respectively.

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

        As of January 1, 1998, the Company adopted Statement Number 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement Number 130.

        During the nine months ended June 30, 1998 and 1997, total comprehensive income amounted to $1,949,517 and $1,794,810, respectively.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At June 30, 1998, the Company's total assets amounted to $372.5 million compared with $273.3 million at September 30, 1997, an increase of 36.3%. Cash and interest-bearing deposits increased $4.6 million, or 88.5%, to $9.8 million at June 30, 1998, compared to $5.2 million at September 30, 1997. Investment securities trading increased $1.3 million, or 140.6% from $956,000 at September 30, 1997 to $2.3 million at June 30, 1998. During fiscal 1997, the Company implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has primarily been Federal Home Loan Bank ("FHLB") advances. Investments and mortgage-backed securities (held to maturity and available for sale) increased by $62.8 million, or 84.4%, from $74.4 million at September 30, 1997. During the period ended June 30, 1998, the Company purchased $90.3 million in investments and mortgage-backed securities. Loans receivable, net of allowance, increased $25.1 million, or 13.9%, to $206.4 million at June 30, 1998 compared to $181.3 million at September 30, 1997. The growth is primarily attributable to increases in residential mortgage loans.

        Total liabilities increased by $102.2 million, or 41.8%, to $346.7 million at June 30, 1998 compared to $244.5 million at September 30, 1997. The Company's trust subsidiary, Pittsburgh Home Capital Trust I, sold $11.5 million of 8.56% Cumulative Trust Preferred Securities on January 30, 1998. The guaranteed preferred beneficial interest in subordinated debt totaled $11.5 million at June 30, 1998. Deposits increased by $9.8 million, or 7.1% to $148.5 million at June 30, 1998 compared to $138.7 million at September 30, 1997. The increase in deposits is attributable, in part, to the Bank's newest supermarket branch located in the Pittsburgh area. The Company is continuing to increase its FHLB advances and other sources of borrowings to increase liquidity and used those funds to reinvest in assets at higher yields. Advances from the FHLB increased $53.6 million or 52.7% to $155.3 million at June 30, 1998 compared to $101.7 million at September 30, 1997. During the quarter ended June 30, 1998, the Company also entered into reverse repurchase agreements amounting to $25.0 million.

        Total stockholders' equity decreased $3.0 million or 10.3% to $25.8 million at June 30, 1998 compared to $28.8 million at September 30, 1997. The decrease was primarily attributable to a special return of capital dividend totaling $4.9 million that the Company paid on December 19, 1997, which was partially offset by net income during the period.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $495,000 and $1.6 million for the three and nine months ended June 30, 1998, respectively, compared to $547,000 and $1.4 million for the three and nine months ended June 30, 1997. Basic and diluted earnings per share were $.28 and $.27, respectively, for the quarter ended June 30, 1998, compared to $.30 and $.29, respectively, for the same quarter of 1997. Basic and diluted earnings per share for the nine month period were $.90 and $.86, respectively, compared to $.75 and $.74, respectively, for the same period of 1997. The $52,000, or 9.5% decrease and $164,000 or 11.6% increase in net income for the three and nine months ended June 30, 1998, respectively, compared to the same periods in 1997, is primarily attributable to the increase in net interest income before provision for loan losses of $132,000 or 7.1% for the quarter and $635,000 or 12.0% for the nine month period. Included in interest expense for the 1998 periods is $250,000 related to the $11.5 million of trust preferred securities that the Company's trust subsidiary, Pittsburgh Home Capital Trust I, sold on January 30, 1998. The Company recognized pre-tax net gains on trading account and available for sale securities of $1,600 for the quarter and $188,000 for the nine months ended June 30, 1998 as compared to $152,000 for the three and nine month periods in 1997. Noninterest income (excluding trading account and available for sale gains) increased $88,000 or 116.9% for the quarter and $209,000 or 76.3% for the nine month period. These increases were partially offset by an increase in the provision for loan losses of $15,000 or 14.3% for the quarter and $105,000 or 41.2% for the nine month period, an increase in noninterest expense of $169,000 or 15.4% for the quarter and $552,000 or 16.9% for the nine month period, and a decrease in the provision for income taxes of $61,000 or 18.7% for the quarter and an increase of $60,000 or 7.7% for the nine month period.

        INTEREST INCOME. Interest income increased $1.7 million or 36.2%, and $4.8 million or 37.2% for the three and nine months ended June 30, 1998, respectively, compared to the same periods in 1997. The increase was due to the increase in investment purchases and loan origination activity. The average balance of investments and mortgage-backed securities totaled $127.0 million and $103.2 million with weighted average yields of 6.68% and 7.16% for the three and nine months ended June 30, 1998, respectively, an increase of 93.3% and 70.8%, respectively, from $65.7 million and $60.3 million with weighted average yields of 7.21% and 6.93% for the same periods ended June 30, 1997. The increase in investments is attributable to the Company's wholesale leveraging strategy. The investments and mortgage-backed securities purchased have been funded with advances from the FHLB and reverse repurchase agreements. The average balance on loans receivable increased by $37.7 million and $41.1 million for the three and nine months ended June 30, 1998, respectively, which were partially offset by a 5 basis point and 10 basis point decline in the average yield earned thereon.

        INTEREST EXPENSE. Interest expense increased $1.6 million or 57.1% and $4.1 million or 53.2% for the three and nine months ended June 30, 1998, respectively, compared to the same periods in 1997. The increase was due primarily to a $107.9 million and $95.9 million increase in average interest-bearing liabilities for the three and nine months ended June 30, 1998 when compared to the same periods in 1997. Average deposits increased $7.5 million and $11.2 million for the three and nine months ended June 30, 1998, respectively, when compared to the same period in 1997. Average borrowed funds increased $88.7 million and $78.1 million for the three and nine months ended June 30, 1998, respectively, when compared to the same periods in 1997. Such increases were primarily due to the Bank's new branch, as well as increased borrowings. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $250,000 and $422,000 for the three and nine months ended June 30, 1998. On March 6, 1998, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. This purchase was in connection with the Bank's ongoing management of its interest rate risk position. The cap is being used as an off-balance sheet hedge to the Bank's risk associated with its shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $17,000 for the nine months ended June 30, 1998.

        PROVISION FOR LOAN LOSSES. During the three and nine months ended June 30, 1998, the Company recorded provisions for losses on loans of $120,000 and $360,000 compared to $105,000 and $255,000 for the comparable periods in 1997. The Company has increased its originations of single-family loans during the past several years, which management attributes to be the primary reason for $3.5 million in non-performing loans at June 30, 1998. Management does not attribute the increase to any specific weakness within the Company or in the marketplace generally. Although management utilizes its best judgment in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.

        NONINTEREST INCOME. Noninterest income decreased by $62,300 or 27.4% for the three months ended June 30, 1998 and increased $245,000 or 57.6% for the nine months ended June 30, 1998, compared to the same periods ended June 30, 1997. In April 1997, the Board authorized a trading account whereby up to $2.5 million could be invested in trading account securities, with not more than $1.0 million in any single issue, to be accounted for as trading securities in accordance with SFAS No. 115. Under Board authorization, there is no limit on the types of securities that the Company may invest in provided that the securities are approved under the Company's investment policy, although to date the Company has limited its investments to equity securities of financial institutions. At June 30, 1998, the Company had an aggregate of $2.3 million invested in 16 securities. Due to a decline in market conditions, the Company only recognized a pre-tax net gain on trading account and available for sale securities of $1,600 for the quarter ended June 30, 1998. The Company recognized pre-tax net gains on trading account and available for sale securities of $188,000 for the nine months ended June 30, 1998 as compared to $152,000 for the three and nine months ended June 30, 1997. Non-interest income (excluding the trading gains) increased $88,000 or 116.9% for the quarter and $209,000 or 76.3% for the nine month period.

        NONINTEREST EXPENSES. Noninterest expenses increased by $169,000 or 15.4% and $552,000 or 16.9% for the three and nine months ended June 30, 1998, compared to the same periods in 1997. The increase was primarily attributable to a $115,000 and $402,000 increase in compensation and employee benefits, a $22,000 and $83,000 increase in net occupancy expense, and a $28,000 and $50,000 increase in marketing expense. The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in net occupancy expense and marketing expense is primarily the result of the addition of a new branch.


PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $265,000 and $835,000 for the three and nine months ended June 30, 1998, compared with $326,000 and $775,000 for the same periods in 1997. The effective tax rates during the three and nine months ended June 30, 1998 and 1997 were 34.9% and 34.6%, and 37.3% and 35.4% respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At June 30, 1998, the Company had $155.3 million of outstanding advances from the FHLB of Pittsburgh and $25.0 million of reverse repurchase agreements.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 1998, the total approved loan commitments outstanding amounted to $10.1 million, and unused lines of credit amounted to $934,000. Certificates of deposit scheduled to mature in one year or less at June 30, 1998, totaled $73.3 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of June 30, 1998, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1998, the Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 19.03%, 18.10% and 8.18%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        Not applicable.


Item 5. Other Information

        Deadlines for Shareholder Proposals

        Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

        (1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 is August 21, 1998.

        (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is October 24, 1998.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             3.1 Amended and Restated Articles of Incorporation of Pittsburgh Home Financial Corp.*

             3.2  Bylaws of Pittsburgh Home Financial Corp.*

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



                                    PITTSBURGH HOME FINANCIAL CORP.


Date: August 14, 1998
                                    By: /s/ J. Ardie Dillen
                                        ----------------------------------
                                        J. Ardie Dillen
                                        Chairman, President and
                                        Chief Executive Officer


Date: August 14, 1998
                                    By: /s/ Michael J. Kirk
                                        ----------------------------------
                                        Michael J. Kirk
                                        Executive Vice President and Chief
                                        Financial Officer