Form 10-K
period 1998-09-30
PITTSBURGH HOME FINANCIAL CORP
filed 1998-12-23
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1998

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


                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                    ----------------------------------------
                                (Title of Class)

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

As of December 18, 1998, the aggregate value of the 1,678,152 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 162,349 shares held by all directors and executive officers of the Registrant as a group, was approximately $24.5 million. This figure is based on the last known trade price of $14.625 per share of the Registrant's Common Stock on December 18, 1998.

Number of shares of Common Stock outstanding as of December 18, 1998: 1,840,501

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1. BUSINESS

GENERAL

         Pittsburgh Home Financial Corp. (the "Company") is a Pennsylvania corporation and the sole stockholder of Pittsburgh Home Savings Bank (the "Savings Bank"), which converted to the stock form of organization in April 1996. The only significant assets of the Company are the capital stock of the Savings Bank and assets purchased with the balance of the net conversion proceeds retained by the Company. The business of the Company consists primarily of the business of the Savings Bank. At September 30, 1998, the Company had total consolidated assets of $374.3 million, total consolidated deposits of $154.0 million, and total consolidated stockholders' equity of $24.8 million.

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

         The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. At September 30, 1998 the total loan portfolio amounted to $225.9 million or 60.3% of total consolidated assets. The Company during the fiscal year ended September 30, 1998 continued to increase its originations of residential mortgage loans and residential construction loans, as it has continued its relationships with local mortgage brokers and building contractors. When compared to September 30, 1997, residential mortgages increased $18.0 million or 11.8%; residential construction loans increased by $5.5 million or 21.7%; and other loans, comprised of home equity loans and lines, consumer loans and commercial real estate increased by $4.8 million or 36.9%. Primarily as a result of the foregoing, loans receivable, net, increased by $30.6 million or 16.9% between September 30, 1997 and September 30, 1998.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal, equity securities and short term investments. At September 30, 1998, mortgage-backed securities were $84.5 million or 22.6% of total consolidated assets and other investment securities were $57.1 million or 15.3% of total assets, as compared to $38.2 million or 14.0% and $37.2 million or 13.6%, respectively, at September 30, 1997. At September 30, 1998, the Company had an aggregate of $1.4 million invested in nine securities. The investments purchased were primarily equity securities of financial institutions.

         The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

         The Savings Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 1998, the Savings Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 18.37%, 19.40% and 8.29%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. At September 30, 1998, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $225.9 million, or 60.3% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties. Consistent with its lending orientation, during the fiscal year ended September 30, 1998, residential mortgages increased $18.0 million or 11.8% to $170.1 million or 75.3% of the Company's total loan portfolio. During fiscal 1998, residential construction loans increased by $5.5 million or 21.7% to $30.6 million; multi-family residential and commercial real estate loans increased by $4.9 million or 190.1%; home equity loans and lines, consumer loans and commercial leases increased $4.8 million or 36.9% to $17.7 million.

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

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                             September 30,
                                   ------------------------------------------------------------------------------------------------
                                          1998                1997                1996                1995                1994
                                   ----------------    ----------------    ----------------    ----------------    ----------------
                                    Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                   --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
                                                                         (Dollars in Thousands)
First mortgage loans:
  One-to-four family residential   $170,100    75.3%   $152,113    78.9%   $114,311    79.2%   $ 85,109    76.9%    $55,119    77.5%
  Construction                       30,558    13.5      25,102    13.0      19,265    13.3      16,586    15.0       8,740    12.3
  Multi-family residential and
   commercial                         7,531     3.3       2,596     1.4       2,592     1.8       1,527     1.3       1,485     2.1
                                   --------   -----    --------   -----    --------   -----    --------   -----     -------   -----
                                    208,189    92.1     179,811    93.3     136,168    94.3     103,222    93.2      65,344    91.9
                                   --------   -----    --------   -----    --------   -----    --------   -----     -------   -----

Other loans:
  Commercial leases                   2,211     1.0       2,539     1.3       1,974     1.4       2,491     2.2       1,835     2.6
  Home equity loans and lines        13,372     5.9       8,821     4.6       5,312     3.7       4,312     3.9       2,979     4.2
  Consumer loans                      2,083     1.0       1,547     0.8         957     0.6         782     0.7         951     1.3
                                   --------   -----    --------   -----    --------   -----    --------   -----     -------   -----
       Total loans receivable       225,855   100.0%    192,718   100.0%    144,411   100.0%    110,807   100.0%     71,109   100.0%
                                   --------   =====    --------   =====    --------   =====    --------   =====     -------   =====

Less:
  Allowance for loan losses          (1,738)             (1,419)             (1,128)               (921)                711
  Loans in process                  (12,227)            (10,003)             (7,745)             (6,926)              4,821
  Deferred loan fees                     90                  43                  14                  22                 236
                                   --------            --------            --------            --------             -------
       Loans receivable, net       $211,980            $181,339            $135,552            $102,982             $65,341
                                   ========            ========            ========            ========             =======

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                                  Due 1-5 years       Due more than 5 years
                                            Due 1 year                 after                   after
                                              or less           September 30, 1998      September 30, 1998       Total
                                            ----------          ------------------    ---------------------      -----
                                                                             (In Thousands)
First mortgage loans:
  One-to-four-family residential              $13,738                 $32,124                $124,238          $170,100
  Construction                                 30,558                      --                      --            30,558
  Multi-family residential and
    commercial                                    240                   2,711                   4,580             7,531
                                              -------                 -------                --------          --------
                                               44,536                  34,835                 128,818           208,189

Other loans:
  Commercial leases                             1,907                     207                      97             2,211
  Home equity loans and lines                   1,615                   2,917                   8,840            13,372
  Consumer loans                                  706                   1,377                      --             2,083
                                              -------                 -------                --------          --------
    Total                                     $48,764                 $39,336                $137,755          $225,855
                                              =======                 =======                ========          ========


         The following table sets forth the dollar amount of total loans due after one year from September 30, 1998, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.


                                                                                        Floating or
                                                                Fixed rate            adjustable-rate        Total
                                                                ----------            ---------------        -----
                                                                                      (In Thousands)
First mortgage loans:
  One-to-four-family residential                                 $103,621                 $52,741          $156,362
  Construction                                                         --                      --                --
  Multi-family residential and commercial                           7,291                      --             7,291
Other loans                                                        13,438                      --            13,438
                                                                 --------                 -------          --------
    Total                                                        $124,350                 $52,741          $177,091
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

         Historically, the Company has not been an active purchaser of whole loans or participation interests in loans or an active seller of participation interests in loans. During fiscal 1998, the Company did not purchase or sell any whole loans or participation interests in loans. However, during fiscal 1997, the Company sold $618,000 in FHA and VA loans.

         The following table shows total loan activity during the periods indicated.

                                                                                      Year Ended
                                                                                     September 30,
                                                                      ---------------------------------------------
                                                                        1998              1997               1996
                                                                      --------          --------           --------
                                                                                      (In Thousands)
Loan originations:
  First mortgage loans:
    One-to-four-family residential                                    $ 42,779          $ 53,150           $ 40,740
    Construction                                                        20,393            19,391             19,034
    Multi-family residential and commercial                              7,699               688              1,189
       Total mortgage originations                                      70,871            73,229             60,963
                                                                      --------          --------           --------
  Other loans:
    Commercial leases                                                       28               412              1,059
    Home equity loans and lines                                          8,467             5,727              2,269
    Consumer loans                                                       1,614             1,250                866
                                                                      --------          --------           --------
    Total loans originated                                              80,980            80,618             65,157
                                                                      --------          --------           --------
Loans and loan participations sold                                          --              (618)            (1,935)
Loan principal reductions                                              (47,843)          (31,693)           (29,618)
                                                                      --------          --------           --------
Net increase in loan portfolio                                        $ 33,137          $ 48,307           $ 33,604
                                                                      ========          ========           ========


         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Saving's Bank's limit on loans-to-one borrower was approximately $4.7 million as compared to $3.6 million at September 30, 1997. At September 30, 1998, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $1.1 million to $3.3 million and are secured primarily by real estate located in the Company's primary market area. All loans were performing in accordance with their original terms at September 30, 1998.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company had an aggregate of $170.1 million of one- to four-family residential loans in its loan portfolio at September 30, 1998. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

         The Company also currently holds a limited amount of loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The Company no longer originates FHA/VA loans and has not originated these types of loans for over ten years. At September 30, 1998, the Company held an aggregate of $5.3 million of FHA and VA loans in its loan portfolio.

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

         The Company also originates for its portfolio one-to-four family residential real estate loans which provide for an interest rate which adjusts every year or which are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit of 6% increase and 2% decrease over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $52.7 million and $45.8 million of ARMs in its loan portfolio as of September 30, 1998 and 1997, respectively, which represented 23.3% and 23.8% of the Company's total loan portfolio, respectively.

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

         The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. At September 30, 1998, the Company had an aggregate of $170.1 million of one-to four family residential loans in its portfolio.

         CONSTRUCTION LOANS. The Company originates primarily residential construction loans to local contractors, generally with whom it has an established relationship. To a significantly lesser extent, the Company originates such loans to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area. At September 30, 1998, the Company had an aggregate of $30.6 million of such loans in its portfolio.

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

         Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Non-accruing construction loans amounted to $400,000, or 8.9% of total non-performing assets at September 30, 1998. However, at November 30, 1998, total non-accruing construction loans increased by an additional $952,000, or 238.0%. See "Asset Quality - Non-Performing Assets."

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

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by office buildings and warehouses, most of which are secured by property located in the Company's market area. The Company has become more active in the origination of commercial real estate lending primarily due to the hiring of an officer with commercial real estate experience. Multi-family residential and commercial real estate loans increased $4.9 million or 190.1% to $7.5 million at September 30, 1998 compared to $2.6 million at September 30, 1997. There are currently 44 loans ranging from $7,000 to $824,000 with an average balance of $171,000. The Company's commercial lending is done in its primary market area.

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

         COMMERCIAL LEASE RECEIVABLES. The Company in recent years has become involved in originating office equipment and other commercial leases, primarily through two leasing companies. The leasing companies underwrite the leases under the Company's underwriting standards and procedures. The Company then generally reviews the documents and makes a determination whether to originate such lease. The Loan Committee may approve leases of up to $100,000 and leases over $100,000 must be approved by the Savings Bank's Board of Directors. Generally, the leasing companies do not fund a lease unless the Company has approved the lease and has made a commitment to fund. At September 30, 1998, the Company had an aggregate of $2.2 million of such loans in its portfolio.

         The Company files the necessary documentation to perfect its security interest in both the equipment and the payment of the lease obligations. Commercial lease receivables generally have shorter terms than mortgage loans but generally involve more credit risk since payment may be dependent on successful operation of the business. As of September 30, 1998 and 1997, respectively, the Company had $254,000 and $339,000 of non-performing commercial lease receivables, which constituted 5.7% and 7.4% of total non-performing assets at such date. At September 30, 1998 $212,000 and $265,000 of the 1997 non-performing commercial lease receivables were attributable to one of the two leasing companies. As of September 30, 1995, the Company discontinued consideration of any additional leases from this company. As of September 30, 1998, in addition to the above-referenced non-performing loans, the Company had an aggregate of $70,000 of performing commercial leases attributable to such firm, which constitutes 3.2% of all commercial leases, as compared to 10.6% on September 30, 1997. See "- Asset Quality - Non-Performing Assets."

         OTHER LOANS. The Company also offers home equity loans and lines of credit, deposit account secured loans, auto loans and unsecured consumer loans.

         The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company in 1995 began extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. The Company prices these loans at a higher rate than those loans originated with a lower loan-to-value ratio. Home equity lines of credit generally have variable interest rates based on the prime rate plus a 1% margin and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company since 1995 has also been extending home equity lines of credit up to 100% of loan-to-value. At September 30, 1998, the Company had $13.4 million of aggregate home equity loans and lines of credit in its portfolio. The increase of $4.6 million or 51.6% is primarily the result of the opening of the Company's loan center located in Butler, Pennsylvania. The loan center was opened to generate home equity loans, home equity lines of credit and consumer lending. At September 30, 1998, the Company's portfolio had 591 home equity loans with an aggregate balance of $11.3 million ranging from $500 to $85,000 with an average balance of $19,000. Home equity lines of credit consisted of 142 loans with an aggregate balance of $2.1 million ranging from $1,000 to $99,000 with an average balance of $14,000.

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

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. The Savings Bank recognized $242,000, $49,000 and $88,000 of deferred loan fees during fiscal 1998, 1997 and 1996, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                          September 30,
                                                   ------------------------------------------------------------
                                                    1998         1997          1996         1995          1994
                                                   ------       ------        ------       ------        ------
                                                                      (Dollars in Thousands)
Non-accruing loans:
  First mortgage loans:
    One-to-four family residential                 $2,545       $2,914        $1,447       $1,011        $1,220
    Construction                                      400          449           349           --            --
  Other loans:
    Commercial leases                                 254          339           440          394            77
                                                   ------       ------        ------       ------        ------
      Total non-accruing loans                      3,199        3,702         2,236        1,405         1,297
                                                   ------       ------        ------       ------        ------

Accruing loans greater than 90 days delinquent:
  First mortgage loans:
    One-to-four family residential                     --           --            --          886           860
  Other loans:
    Consumer and other loans                           15            3             8           29            15
                                                   ------       ------        ------       ------        ------
    Total accruing loans greater
      than 90 days delinquent                          15            3             8          915           875
                                                   ------       ------        ------       ------        ------
    Total non-performing loans                      3,214        3,705         2,244        2,320         2,172
                                                   ------       ------        ------       ------        ------

Real estate owned                                   1,274          907           133           --            --
                                                   ------       ------        ------       ------        ------
    Total non-performing assets                    $4,488       $4,612        $2,377       $2,320        $2,172
                                                   ======       ======        ======       ======        ======

    Total non-performing loans as
      a percentage of total loans                    1.42%        1.92%         1.55%        2.09%         3.05%
                                                     ====         ====          ====         ====          ====

    Total non-performing assets as
      a percentage of total assets                   1.20%        1.69%         1.22%        1.47%         1.66%
                                                     ====         ====          ====         ====          ====


         For the year ended September 30, 1998, approximately $271,000 in interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 1998, no amount was included in net income for these same loans.

         Total non-performing assets decreased $124,000 or 2.7% between September 30, 1997 and September 30, 1998. The decrease in total non-performing assets is primarily attributable to a $369,000 or 12.7% decrease in non-accruing single family residential mortgage loans. Of the total nonperforming loans at September 30, 1998, 18 loans aggregating $303,500 were FHA and VA insured which the Bank has had outstanding for a number of years with an average balance of $17,000. The total of 27 loans aggregating $2.5 million had an average balance of $93,000 and ranged from a low of $6,000 to $400,000. The Company has significantly increased its originations of single-family loans during the past several years and does not attribute its non-performing assets to any specific weakness within the Company or in the marketplace generally.

         Non-accruing delinquent construction loans decreased $49,000 or 10.9% between September 30, 1997 and September 30, 1998. There is only one non-accruing construction loan at September 30, 1998. Construction on this property has been completed and the property is listed for sale.

         Non-accruing commercial leases decreased $85,000 from September 30, 1997 to September 30, 1998. There are currently five non-accruing delinquent commercial leases, four of which have balances ranging between $1,000 and $38,000. There is one additional delinquent non-accruing commercial lease totaling $189,000 for manufacturing equipment which is secured by a second mortgage lien against the personal residence of the owner of the lessee. In August 1998, the property which was held as collateral was taken into foreclosed real estate. The property is listed for sale and has an appraised value of $200,000.

         The balance of the non-performing assets relates to real estate owned ("REO") properties, which increased $367,000 to $1.3 million. REO consists of seven properties which range from $11,000 to $453,000. Each of these properties has been written down to its estimated net realizable value. Six of these REO properties represent repossessed construction loans on substantially completed properties, which were being built by three contractors. Subsequent to September 30, 1998, the Company sold one of the REO properties and recognized a $15,000 loss. The Company expects to complete the remaining projects with contractors with whom the Bank has done previous business.

         From September 30, 1998 to November 30, 1998, the Company's non-performing assets increased from $4.5 million to $5.6 million. This $1.1 million or 24.4% increase in non-performing assets was primarily attributable to a $952,000 increase in non-accruing construction loans and a $377,000 increase in REO property, which was partially offset by a $303,000 or 13.2% decrease in non-accruing single-family residential loans. The increase in non-performing construction loans was primarily attributable to four spec construction loans (which had principal balances ranging from $132,000 to $288,000) which became non-accruing during the period. Three of such loans, with an aggregate outstanding balance of $820,000 as of November 30, 1998, were made to one contractor. Two of the homes are completed and listed for sale, while the other property will not be developed until the other two properties are sold. The fourth spec construction loan was sold in December 1998 for $288,000 which equaled the Bank's carrying value. See "Origination, Purchase and Sale of Loans." Management does not attribute the increase in non-performing construction loans to any specific weakness within the Company or in the marketplace generally.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income. During the last quarter of fiscal 1998, management increased its provision for loan losses by an additional $130,000. As shown in the table below, the Company provided an aggregate of $610,000 to the allowance for loan losses during fiscal 1998. Effective with the first quarter of fiscal 1999, the Company intends to provide $150,000 per quarter, or $600,000 during fiscal 1999. The increase in the amount of the Company's provision for loan losses is due to both the increased levels of loan originations as well as the increasing trend in the Company's non-performing assets over the past fiscal periods.

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


                                                                               Year Ended
                                                                              September 30,
                                                      --------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                      ------        ------        ------        ------        ------
                                                                          (Dollars in Thousands)
Balance at beginning of period                        $1,419        $1,128        $  921         $711          $598
                                                      ------        ------        ------         ----          ----

Charge-offs:
  First mortgage loans:
    One-to-four family residential                       150            28             9          100            19
  Other loans:
    Commercial leases                                    165            30            93            2            --
    Consumer and other loans                              48            18            12            1            10
                                                      ------        ------        ------         ----          ----
                                                         363            76           114          103            29
                                                      ------        ------        ------         ----          ----

Recoveries:
  First mortgage loans:
    One-to-four family residential                        32             3            20            7             5
  Other loans:
    Consumer and other loans                              40             4             1            2             2
                                                      ------        ------        ------         ----          ----
Net charge-offs                                          291            69            93           94            22
                                                      ------        ------        ------         ----          ----

Provision for losses on loans                            610           360           300          304           135
                                                      ------        ------        ------         ----          ----

Balance at end of period                              $1,738        $1,419        $1,128         $921          $711
                                                      ======        ======        ======         ====          ====

Allowance for loan losses as a percent
 of total loans outstanding                             0.77%         0.74%         0.78%        0.83%         1.00%
                                                        ====          ====          ====         ====          ====

Allowance for loan losses to total non-
 performing loans                                      54.08%        38.30%        50.27%       39.70%        32.73%
                                                       =====         =====         =====        =====         =====

Ratio of net charge-offs to average
 loans outstanding                                      0.15%         0.04%         0.08%        0.12%          .03%
                                                        ====          ====          ====         ====          ====

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                                                                     September 30,
                  ------------------------------------------------------------------------------------------------------------------
                          1998                     1997                   1996                   1995                   1994
                  --------------------    ---------------------   --------------------    -------------------    -------------------
                            Percent of               Percent of             Percent of             Percent of             Percent of
                             Allowance                Allowance              Allowance              Allowance              Allowance
                              to Loan                  to Loan                to Loan                to Loan                to Loan
                  Amount     Category     Amount      Category    Amount     Category     Amount    Category     Amount    Category
                  ------    ----------    ------     ----------   ------    ----------    ------   ----------    ------   ----------
                                                                 (Dollars in Thousands)
First mortgage
 loans            $1,491       85.79%     $1,129         79.6%    $  891        79.0%      $662        71.8%      $586        82.4%
Other loans          247       14.21         290         20.4        237        21.0        259        28.2        125        17.6
                  ------       -----      ------        -----     ------       -----       ----       -----       ----       -----
    Total         $1,738       100.0%     $1,419        100.0%    $1,128       100.0%      $921       100.0%      $711       100.0%
                  ======       =====      ======        =====     ======       =====       ====       =====       ====       =====

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1998, the Company's mortgage-backed securities portfolio had a book value and fair market value of $83.4 million and $84.5 million, respectively.

          During fiscal 1997, the Company implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has been FHLB advances. During the year ended September 30, 1998, the Company purchased an aggregate of $65.4 million of mortgage-backed securities and collateralized mortgage obligations, which was the primary reason for the $46.3 million or 121.2% increase in the portfolio between September 30, 1997 and September 30, 1998. The increases in the mortgage-backed securities portfolio were primarily attributable to the Company's wholesale leveraging strategy.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                             September 30,
                                                                ------------------------------------------
                                                                 1998             1997              1996
                                                                -------          -------           -------
                                                                         (Dollars in Thousands)
GNMA certificates                                               $52,111          $19,334           $11,824
FNMA certificates                                                21,418            8,432             4,752
FHLMC certificates                                                3,741            9,559             7,069
Collateralized mortgage obligations                               5,437               --                --
                                                                -------          -------           -------
                                                                $82,707           37,325            23,645

Unamortized premiums                                                717              401               188
Unearned discounts                                                  (15)             (25)              (33)
                                                                -------          -------           -------
                                                                 83,409           37,701            23,800
FASB 115 adjustment                                               1,106              515                25
                                                                -------          -------           -------
                                                                $84,515          $38,216           $23,825
                                                                =======          =======           =======
Weighted average interest rate                                     6.73%            6.70%             6.33%
                                                                   ====             ====              ====

         The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                                                                      At or For the Year Ended
                                                                                            September 30,
                                                                                   ------------------------------
                                                                                    1998                    1997
                                                                                   -------                -------
                                                                                           (In Thousands)
Mortgage-backed securities at beginning of period                                  $38,216                $23,825
Purchases                                                                           65,374                 18,760
Sales                                                                               (8,860)                  (149)
Repayments                                                                         (11,167)                (4,931)
Accretion and amortization, net                                                        328                    221
Gain (loss) on mortgage-backed securities                                              624                    490
                                                                                   -------                -------
Mortgage-backed securities at end of period                                        $84,515                $38,216
                                                                                   =======                =======


         In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 1998, $22.2 million or 26.8% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

         The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1998.

                                                                   Contractually Maturing
                                -------------------------------------------------------------------------------------------------
                                            Weighted                Weighted                  Weighted                   Weighted
                                Under 1      Average      1-5        Average       5-10        Average     Over 10        Average
                                  Year        Yield      Years        Yield       Years         Yield       Years          Yield
                                -------     --------     -----      --------      -----       --------     -------       --------
                                                                   (Dollars in Thousands)
GNMA certificates                 $ --           --%     $  4          8.00%       $689          8.08%     $51,417          6.78%
FNMA certificates                   --           --        11          8.00          --            --        3,305          6.67
FHLMC certificates                 112         7.04       276          7.59          48          8.34       21,407          6.57
Collateralized
 mortgage obligations               --           --        --            --          --            --        5,437          6.64
                                  ----         ----      ----          ----        ----          ----      -------          ----
                                  $112         7.04%     $291          7.61%       $737          8.10%     $81,566          6.71%
                                  ====         ====      ====          ====        ====          ====      =======          ====


Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

         OTHER INVESTMENT SECURITIES. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Savings Bank's Executive Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors. The Savings Bank's Executive Vice President and Chief Financial Officer is authorized to invest in various types of securities, and in recent years, the emphasis has been on U.S. Treasury and agency obligations, municipal securities and corporate debt securities. There are no aggregate limits on the investment portfolio, however, there are certain limits on specific product types (e.g., no limit on U.S. Government and agency obligations; municipal securities are limited to 10% of the Savings Bank's capital). The Company's investment portfolio increased by $20.0 million or 53.7% between September 30, 1997 and September 30, 1998, primarily due to purchases of $25.9 million of U.S. Government and agency obligations. The Company's investment portfolio increased by $14.7 million or 65.2% between September 30, 1996 and September 30, 1997, primarily due to purchases of $15.0 million of U.S. Government and agency obligations. The increases in the investment portfolio were in connection with the Company's wholesale leveraging strategy.

         In April 1997, the Board authorized a trading account whereby up to $2.5 million could be invested in trading account securities, with not more than $1.0 million in any single issue, to be accounted for as trading securities in accordance with SFAS No. 115. Pursuant to SFAS No. 115, unrealized gains and losses are marked-to-market on a monthly basis and recognized on the income statement. Under Board authorization, there is no limit on the types of securities that the Company may invest in provided that the securities are approved under the Company's investment policy, although to date the Company has limited its investments to equity securities of financial institutions. The Company implemented the trading account strategy in the quarter ended June 30, 1997 and recognized a pre-tax net loss of $208,000 for the year ended September 30, 1998 and a pre-tax net gain of $310,000 for the year ended September 30, 1997. Subsequent to September 30, 1998, the Company discontinued investing in equity securities.

         The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.

                                                                                   September 30,
                                                                      -----------------------------------------
                                                                       1998             1997             1996
                                                                      -------          -------          -------
                                                                                   (In Thousands)
U.S. Government and agency obligations                                $41,304          $34,894          $21,774
Corporate obligations                                                      --              502              508
Marketable equity securities                                           15,805            1,749              199
                                                                      -------          -------          -------
                                                                      $57,109          $37,145          $22,481
                                                                      =======          =======          =======

         The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1998.

                                                                   Contractually Maturing
                                -------------------------------------------------------------------------------------------------
                                            Weighted                Weighted                  Weighted                   Weighted
                                Under 1      Average      1-5        Average        5-10       Average     Over 10        Average
                                  Year        Yield      Years        Yield        Years        Yield       Years          Yield
                                -------     --------     -----      --------       -----      --------     -------       --------
                                                                   (Dollars in Thousands)
U.S. Government and agency
obligations                     $1,200         5.97%     $2,000        6.31%      $23,120        7.12%     $14,405          6.67%


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

         The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 1998.

         In December 1996, the Company purchased a branch office in the Pittsburgh area with deposits totaling $10.4 million at a purchase premium of 3.13%. The branch had deposits of $12.5 million at September 30, 1998. The deposit premium is being amortized using the straight line method over a ten year period.

         In October 1997, the Company opened a branch in a supermarket located in the Bethel Park area of Pittsburgh, Pennsylvania. The branch operates seven days a week and offers customers a full range of services and expanded banking hours. This is the Company's second supermarket branch. The Company will continue to evaluate additional branch expansion opportunities.

         The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products. Deposits increased in fiscal 1998 primarily as a result of the Bank's newest supermarket branch, and more aggressive deposit pricing throughout its branch network. As a result, the Company experienced an increase in certificates and interest checking during fiscal 1998. The average rate paid on the Company's deposits decreased to 4.79% for fiscal 1998 compared to 4.87% for fiscal 1997. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                               September 30,
                               -------------------------------------------------------------------------------
                                         1998                       1997                       1996
                               ------------------------   ------------------------    ------------------------
                                Amount       Percentage    Amount       Percentage     Amount       Percentage
                               --------      ----------   --------      ----------    --------      ----------
                                                          (Dollars in Thousands)
Passbook accounts              $ 26,267         17.1%     $ 26,065         18.8%      $ 26,041         20.9%
Money market                      3,596          2.3         5,130          3.7          3,346          2.7
Interest checking                11,126          7.2         7,234          5.2          6,795          5.5
Noninterest checking              1,624          1.1         2,372          1.7          2,808          2.3
Certificates of deposit         111,370         72.3        97,930         70.6         85,352         68.6
                               --------        -----      --------        -----       --------        -----
Total deposits                 $153,983        100.0%     $138,731        100.0%      $124,342        100.0%
                               ========        =====      ========        =====       ========        =====


         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                               September 30,
                                ------------------------------------------------------------------------------
                                         1998                       1997                       1996
                                ----------------------     ----------------------     ------------------------
                                               Average                    Average                      Average
                                Average         Rate       Average         Rate       Average           Rate
                                Balance         Paid       Balance         Paid       Balance           Paid
                                -------        -------     -------        -------     -------          -------
                                                          (Dollars in Thousands)
Passbook accounts               $26,390         2.83%      $26,558         2.81%      $ 36,656           2.90%
Money market                      4,010         2.44         4,332         2.45          3,504           2.45
Interest checking                 9,437         2.28         7,457         2.02          5,772           2.26
Noninterest checking              6,646           --         2,756           --          2,507             --
Certificates of deposit         103,408         5.74        93,638         5.74         77,180           5.30
                               --------         ----      --------         ----       --------           ----
  Total deposits               $149,891         4.66%     $134,741         4.75%      $125,619           4.28%
                               ========         ====      ========         ====       ========           ====

         The following table sets forth the savings activities of the Company during the periods indicated.


                                                                               Year Ended September 30,
                                                                   ----------------------------------------------
                                                                    1998                 1997               1996
                                                                   -------              -------            ------
                                                                                    (In Thousands)
Increase before interest credited                                  $ 8,020              $ 8,609            $3,899
Interest credited                                                    7,232                5,780             5,006
                                                                   -------              -------            ------
Net increase in deposits                                           $15,252              $14,389            $8,905
                                                                   =======              =======            ======


         The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 1998.


                                                                   Maturity Date
                                   -----------------------------------------------------------------------------
                                   One Year          Over               Over             Over
                                   or Less         1-2 Years         2-3 Years          3 Years           Total
                                   --------        ---------         ---------          -------         --------
                                                                  (In Thousands)
 4.01  -  6.00%                    $60,104          $16,924            $6,674            $3,674          $87,376
 6.01  -  8.00%                      7,863            1,914             1,556            12,036           23,369
 8.01  -  10.00%                       208              110               298                 9              625
                                   -------          -------            ------           -------         --------
  Total                            $68,175          $18,948            $8,528           $15,719         $111,370
                                   =======          =======            ======           =======         ========


         The following table sets forth the maturities of Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998.

         Certificates of deposit maturing
               in quarter ending:                              (In Thousands)
         --------------------------------                      --------------
         December 31, 1998                                         $ 4,711
         March 31, 1999                                              3,469
         June 30, 1999                                               2,376
         September 30, 1999                                          1,902
         After September 30, 1999                                    6,115
                                                                   -------
         Total certificates of deposit with
           balances of $100,000 or more                            $18,573
                                                                   =======


         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1998, the Company had $155.3 million of advances from the FHLB of Pittsburgh. The Company used FHLB advances to fund assets purchased in connection with its wholesale leveraging strategy.

         The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.

                                                               At or For the Year Ended September 30,
                                                          ----------------------------------------------
                                                            1998                 1997              1996
                                                          --------             --------          -------
                                                                       (Dollars in Thousands)
Maximum balance                                           $157,267             $101,700          $36,500
Average balance                                            149,759               69,268           30,092
Year end balance                                           155,267              101,700           36,500
Weighted average interest rate:
  At end of year                                              5.84%                6.12%            6.40%
  During the year                                             5.90%                6.23%            6.69%


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

SUBSIDIARIES

         As of September 30, 1998, the Savings Bank was the Company's only Bank subsidiary. The Company also has a nonbank subsidiary, Pittsburgh Home Capital Trust I.

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

         At September 30, 1998, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

         Under such legislation, institutions with Bank Insurance Fund ("BIF") deposits are required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. However, until the earlier of December 31, 1999 or the date of elimination of the thrift charter, the FICO assessment rate for BIF deposits is only 1/5 of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments to be added to deposit insurance premiums are expected to equal approximately 6.4 basis points for SAIF deposits and 1.3 basis points for BIF deposits from January 1, 1997 through December 31, 1999, and approximately 2.4 basis points for both BIF and SAIF deposits thereafter. From January 1, 1997, FICO payments will be paid directly by SAIF and BIF institutions in addition to deposit insurance assessments.

         On October 16, 1996, the FDIC lowered the rates on SAIF-assessable deposits. The rule established SAIF rates ranging from 0 to 27 basis points as of October 1, 1996. The Savings Bank's deposit insurance premiums, which had amounted to 23 basis points were thus reduced to 6.4 basis points effective January 1, 1997.

         Following the special assessment and the new FICO funding mechanism effective January 1, 1997, future SAIF assessment rates are expected to depend primarily on the rate of any new losses from the SAIF insurance fund. Under such legislation, however, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates.

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

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1998, the Savings Bank met each of its capital requirements.

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

         The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 1998, the Savings Bank exceeded the Department's capital guidelines.

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

         At September 30, 1998, the federal income tax reserves of the Savings Bank included $3.3 million of federal income tax bad debt reserves, of this amount, $2.8 million and $500,000 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Savings Bank will recapture into income approximately $24,000 per year over the six year period which was set to begin October 1, 1996, however, the Savings Bank is eligible to suspend until 1998 the recapture as the residential loan exemption is met as discussed above.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At September 30, 1998, the Savings Bank had no NOL carryforwards for federal income tax purposes.

         AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through September 30, 1994 have been closed for the purpose of examination by the Internal Revenue Service.

         STATE TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1998 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 2. PROPERTIES

         The following table sets forth certain information with respect to the Savings Bank's branch offices and operations center at September 30, 1998.


                                                                             Net Book              Amount of
                                                                             Value of             Deposits at
              Description/Address                     Leased/Owned           Property         September 30, 1998
------------------------------------------------- --------------------- ------------------- ------------------------
                                                                                      (In Thousands)
Main Office:

438 Wood Street                                         Owned                  $863                  $26,471
Pittsburgh, Pennsylvania 15222

Branch Offices:

125 Brownsville Road                                    Owned                    25                  $13,392
Pittsburgh, Pennsylvania 15210

274 North Craig Street                                  Owned                    28                  $11,451
Pittsburgh, Pennsylvania 15213

4800 Liberty Avenue                                     Leased(1)                10                  $14,989
Pittsburgh, Pennsylvania 15224                          Owned(1)                461                       --

100 North Main Street                                   Owned                   499                  $61,486
Butler, Pennsylvania 16001

799 Castle Shannon Boulevard                            Leased(2)(3)             34                  $10,259
Pittsburgh, Pennsylvania 15234

2905 West Liberty Avenue                                Owned                   517                  $12,500
Pittsburgh, Pennsylvania 15216

5001 Library Road                                       Leased(4)(5)             73                   $3,435
Bethel Park, Pennsylvania 15102
                                                                             ------                 --------
                                                                             $2,510                 $153,983
                                                                             ======                 ========

----------

(1) This property is subject to a lease which expires on May 1, 2005. In addition, during fiscal 1997, the Company purchased property which has a net book value of $461,000 at September 30, 1997 upon which a new branch will be built to relocate this office.

(2)      This branch office opened on October 16, 1995.


                                         (Footnotes continued on following page)

(3) This property is subject to a lease which expires on October 16, 2000 and has a five year renewal option.

(4)      This branch office opened on October 15, 1997.

(5) This property is subject to a lease which expires on October 19, 2002 and has a five year renewal option.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 41 of the Registrant's 1998 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages 6 and 7 of the Registrant's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 8 to 15 of the Registrant's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is incorporated by reference from pages 13 to 14 of the Registrant's 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 2, 6 and 7, 18 to 38 and 41 of the Registrant's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 2 to 8, 11 and 19 of the Registrant's Proxy Statement dated December 21,
1998 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 12 to 22 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 8 to 11 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 19 of the Registrant's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Document filed as part of this Report.

                  (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1998 Annual Report.

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of September 30, 1998 and 1997.

         Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.

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

No.                                                 Description
------------ -----------------------------------------------------------------------------------------
3.1          Amended and Restated Articles of Incorporation of Pittsburgh Home Financial Corp.1/
3.2          Bylaws of Pittsburgh Home Financial Corp.1/
4            Stock Certificate of Pittsburgh Home Financial Corp.1/
10.1         Employment Agreement between Pittsburgh Home Financial Corp., Pittsburgh Home Savings
             Bank and J. Ardie Dillen*/2/
10.2         Employment Agreement between Pittsburgh Home Financial Corp., Pittsburgh Home Savings
             Bank and Michael J. Kirk*/2/
10.3         Employment Agreement between Pittsburgh Home Savings Bank and Joseph E. Archer*/2/
10.4         Employment Agreement between Pittsburgh Home Savings Bank and Albert L. Winters*/2/
10.4.1       Employment Agreement between Pittsburgh Home Financial Corp., Pittsburgh Home Savings
             Bank and Gregory G. Maxcy*/*/
10.5         Stock Option Plan*/2/
10.6         Recognition and Retention Plan and Trust*/2/
13           1998 Annual Report to Stockholders specified portion (p. 2, 6 to
             15, 18 to 38, and 41) of the Registrant's Annual Report to
             Stockholders for the year ended September 30, 1998.
21           Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the
             Required information
27           Financial Data Schedule

---------

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


                                         PITTSBURGH HOME FINANCIAL CORP.


                                         By:/s/ J. Ardie Dillen
                                            -------------------------------
                                            J. Ardie Dillen
                                            Chairman of the Board, President and
                                            Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Ardie Dillen                                           December 23, 1998
----------------------------------------
J. Ardie Dillen
Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)


/s/ Michael J. Kirk                                           December 23, 1998
----------------------------------------
Michael J. Kirk
Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer)


/s/ Gregory G. Maxcy                                          December 23, 1998
----------------------------------------
Gregory G. Maxcy
Director and Corporate Secretary

/s/ Joseph G. Lang                                            December 23, 1998
----------------------------------------
Joseph G. Lang
Director


/s/ Richard F. Lerach                                         December 23, 1998
----------------------------------------
Richard F. Lerach
Director


/s/ Stephen Spolar                                            December 23, 1998
----------------------------------------
Stephen Spolar
Director


/s/ Charles A. Topnick                                        December 23, 1998
----------------------------------------
Charles A. Topnick
Director


/s/ Kenneth R. Rieger                                         December 23, 1998
----------------------------------------
Kenneth R. Rieger
Director



/s/ James M. Droney, Jr.                                      December 23, 1998
----------------------------------------
James M. Droney, Jr.
Director