Form 10-Q
period 1998-12-31
PITTSBURGH HOME FINANCIAL CORP
filed 1999-02-12
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522


                         PITTSBURGH HOME FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                                      25-1772349
    ---------------------------------                         ----------------
       (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)


           438 Wood Street
        Pittsburgh, Pennsylvania                                   15222
---------------------------------------                          ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 12, 1999, there were issued and outstanding 1,811,201 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         December 31, 1998 (unaudited) and September 30, 1998                 3

         Consolidated Statements of Income (unaudited) for the three
         months ended December 31, 1998 and 1997.                             4

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) for the three months ended December 31, 1998.            5

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended December 31, 1998 and 1997.                       6

         Notes to Unaudited Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17


PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings                                                   18
Item 2.  Changes in Securities                                               18
Item 3.  Defaults Upon Senior Securities                                     18
Item 4.  Submission of Matters to a Vote of Security-Holders                 18
Item 5.  Other Information                                                   18
Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURES

                                          PITTSBURGH HOME FINANCIAL CORP.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     December 31,     September 30,
                                                                                        1998              1998
                                                                                     (Unaudited)
                                                                                    ------------      ------------
ASSETS

Cash                                                                                $  2,437,416      $  1,959,659
Interest-bearing deposits                                                              3,954,754         2,516,522
                                                                                    ------------      ------------
                                                                                       6,392,170         4,476,181

Investment securities trading (cost of $285,219, and $1,727,163)                         208,000         1,415,291
Investment securities available for sale (cost of $136,072,318 and $128,405,910)     136,788,318       130,208,910
Investment securities held to maturity
   (fair value of $10,033,700 at September 30, 1998)                                          --        10,000,000
Loans receivable, net of allowance of $1,724,319 and $1,737,973                      225,607,618       211,980,925
Accrued interest receivable                                                            2,646,716         2,797,759
Premises and equipment, net                                                            3,782,647         3,315,565
Goodwill                                                                                 261,364           269,618
Federal Home Loan Bank stock - at cost                                                 8,175,900         7,863,400
Deferred income taxes                                                                    591,718           221,718
Foreclosed real estate                                                                 1,693,343         1,273,928
Other assets                                                                             374,572           455,429
                                                                                    ------------      ------------
Total assets                                                                        $386,522,366      $374,278,724
                                                                                    ============      ============

LIABILITIES

Deposits                                                                            $157,162,065      $153,982,999
Advances from Federal Home Loan Bank                                                 163,516,730       155,266,730
Reverse repurchase agreements                                                         25,000,000        25,000,000
Guaranteed preferred beneficial interests in subordinated debt                        10,787,293        10,781,166
Advances by borrowers for taxes and insurance                                          3,027,766         1,618,579
Accrued income taxes payable                                                             412,630           543,130
Other liabilities                                                                      2,514,050         2,286,655
                                                                                    ------------      ------------
Total liabilities                                                                    362,420,534       349,479,259

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                --                --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                21,821            21,821
Additional paid-in capital                                                            16,321,990        16,308,564
Treasury stock - at cost, 341,624 and 310,424                                         (4,969,737)       (4,511,868)
Unearned shares of  ESOP                                                              (1,472,802)       (1,514,220)
Unearned shares of Recognition and Retention Plan                                       (602,450)         (655,610)
Accumulated other comprehensive income                                                   473,000         1,190,000
Retained earnings (substantially restricted)                                          14,330,010        13,960,778
                                                                                    ------------      ------------
Total stockholders' equity                                                            24,101,832        24,799,465


Total liabilities and stockholders' equity                                          $386,522,366      $374,278,724
                                                                                    ============      ============

                            PITTSBURGH HOME FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF INCOME


                                                                Three months ended
                                                                    December 31,
                                                              1998              1997
                                                           ----------        ----------
                                                                   (Unaudited)
Interest income:
   Loans receivable                                        $4,217,326        $3,711,568
   Mortgage-backed securities                               1,499,574           722,027
   Investment securities
         Taxable                                              875,096           716,188
         Tax - exempt                                         102,946            98,054
    Interest-bearing deposits                                  50,807            71,814
                                                           ----------        ----------
           Total interest income                            6,745,749         5,319,651

 Interest expense:
    Deposits                                                1,806,441         1,691,321
    Advances from Federal Home Loan Bank and other          2,682,006         1,778,498
    Guaranteed preferred beneficial interest
          in subordinated debt                                254,619                --
                                                           ----------        ----------
           Total interest expense                           4,743,066         3,469,819
                                                           ----------        ----------

 Net interest income                                        2,002,683         1,849,832

 Provision for loan losses                                    150,000           120,000
                                                           ----------        ----------
 Net interest income after provision for loan losses        1,852,683         1,729,832

 Noninterest income:
    Service charges and other fees                            180,840           185,030
    Net (loss)/gain on trading securities                    (167,231)          130,256
    Net gain on  available for sale securities                 97,292                --
    Other income                                               28,525            11,764
                                                           ----------        ----------

           Total noninterest income                           139,426           327,050

 Noninterest expenses:
    Compensation and employee benefits                        747,406           714,008
    Premises and occupancy costs                              149,026           136,573
    Amortization of goodwill                                    8,254             8,253
    Federal insurance premium                                  22,503            22,296
    Loss on sale of foreclosed real estate                     14,662                --
    Marketing                                                  48,719            59,398
    Data processing costs                                      74,026            52,466
    Other expenses                                            205,446           200,705
                                                           ----------        ----------
           Total noninterest expense                        1,270,042         1,193,699

 Income before income taxes                                   722,067           863,183
 Income taxes                                                 224,000           292,000
                                                           ----------        ----------
Net income                                                 $  498,067        $  571,183
                                                           ==========        ==========

Basic earnings per share                                        $0.30             $0.33
                                                                =====             =====
Diluted earnings per share                                      $0.30             $0.31
                                                                =====             =====

                                                 PITTSBURGH HOME FINANCIAL CORP.
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE PERIOD ENDED DECEMBER 31, 1998
                                                           (UNAUDITED)


                                                                                    Additional
                                                    Comprehensive     Common         Paid In        Retained         Treasury
                                                        Income         Stock         Capital        Earnings          Stock
                                                    -------------    ----------------------------------------------------------

 Balance as of September 30, 1998                                    $  21,821     $16,308,564     $13,960,778     $(4,511,868)

 Treasury stock purchased                                                                                             (457,869)

 ESOP shares released                                                       --          13,426              --              --


 RRP amortization                                                           --              --              --              --

  Cash dividends declared                                                   --              --        (128,835)             --


 Change in unrealized gain (loss) on investment
      securities available for sale, net of taxes    $(619,708)             --              --              --              --

 Less reclassification adjustment for gains
      included in net income                           (97,292)
                                                     ---------

 Other comprehensive income (loss)                    (717,000)
                                                     ---------

 Net income for period                               $ 498,067              --              --         498,067              --
                                                     ---------

Comprehensive Income (loss)                          $(218,933)
                                                     =========       ---------------------------------------------------------

Balance as of December 31, 1998                                      $  21,821     $16,321,990     $14,330,010     $(4,969,737)
                                                                     =========================================================

                                                     Unearned shares of    Unearned          Accumulated              Total
                                                       Employee Stock      shares of            other             Stockholders'
                                                       Ownership Plan        RRP          comprehensive income       Equity
                                                    ---------------------------------------------------------------------------

 Balance as of September 30, 1998                       $(1,514,220)      $(655,610)          $1,190,000          $24,799,465

 Treasury stock purchased                                                                                            (457,869)

 ESOP shares released                                        41,418              --                   --               54,844


 RRP amortization                                                --          53,160                   --               53,160

  Cash dividends declared                                        --              --                   --             (128,835)


 Change in unrealized gain (loss) on investment
      securities available for sale, net of taxes                --              --                   --                   --

 Less reclassification adjustment for gains included in net income

 Other comprehensive income (loss)                                                              (717,000)            (717,000)

 Net income for period                                           --              --                   --              498,067


Comprehensive Income (loss)
                                                        ---------------------------------------------------------------------
Balance as of December 31, 1998                         $(1,472,802)      $(602,450)          $  473,000          $24,101,832
                                                        =====================================================================

                                       PITTSBURGH HOME FINANCIAL CORP
                                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the three months ended December 31,
                                                                              1998                 1997
                                                                          ------------        -------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $    498,067        $    571,183
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                     77,019              61,685
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                           (38,799)             83,336
     Amortization of RRP and release of ESOP shares                            108,004             108,529
     Provision for loan losses                                                 150,000             120,000
     Purchase of equity securities, trading                                         --          (3,114,037)
     Sale of equity securities, trading                                      1,207,291           1,926,255
     Deferred tax provision (benefit)                                         (370,000)            (41,000)
     Other, net                                                              1,737,982             164,774
                                                                          ------------        ------------
Net cash provided by operating activities                                    3,369,564            (119,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                           (26,033,784)        (18,178,766)
Loan principal repayments                                                   12,102,145           8,973,840
Purchases of:
     Available- for- sale securities                                       (17,231,374)        (17,308,373)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                           9,764,838           3,965,171
      Held to maturity securities                                           10,000,000                  --
Purchase of land, premises and equipment                                      (535,847)           (392,784)
Other, net                                                                    (361,915)             50,491
                                                                          ------------        ------------
Net cash (used) provided by investing activities                           (12,295,937)        (22,890,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                        2,789,106           1,938,540
Net increase in certificates of deposit                                        389,960           1,245,906
Increase in advances from the Federal Home Loan Bank                         8,250,000          25,750,000
Return of capital                                                                   --          (4,785,567)
Cash dividends paid to shareholders                                           (128,835)           (256,019)
Purchase of treasury stock                                                    (457,869)                 --
                                                                          ------------        ------------

Net cash provided  by financing activities                                  10,842,362          23,892,860

Net decrease in cash and cash equivalents                                    1,915,989             883,164
Cash and cash equivalents at beginning of year                               4,476,181           5,223,774
                                                                          ------------        ------------
Cash and cash equivalents at end of year                                  $  6,392,170        $  6,106,938
                                                                          ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $1,863,324
     and $1,719,157 in 1998 and 1997 respectively)                        $  4,801,406        $  3,497,655
                                                                          ============        ============

Income taxes paid                                                         $    354,500        $     19,250
                                                                          ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                     704,401            (158,492)

Unrealized gain on securities available for sale                            (1,087,000)          1,211,000
Deferred income taxes                                                          370,000            (407,000)
                                                                          ------------        ------------
Accumulated other comprehensive income                                    $   (717,000)       $    804,000
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

        The consolidated financial statements include the accounts of Pittsburgh Home Financial Corp. and its wholly owned subsidiaries, Pittsburgh Home Savings Bank (the "Bank") and Pittsburgh Home Capital Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        During the three months ended December 31, 1998 and 1997, total comprehensive income (loss) amounted to a loss of $218,933 and income of $778,183, respectively.

        The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998.


Note 2 - Business
         --------

        The Bank is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans (primarily single-family residential loans.) The Bank conducts business from eight offices in

        Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

        The Company's trust subsidiary, Pittsburgh Home Capital Trust I (the "Trust") was formed to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities. These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I. The Trust purchased junior subordinated deferrable interest debentures which were issued by the Company.



Note 3 - Earnings per share
         ------------------

        Earnings per share are based on the weighted average number of shares of common stock. Basic earnings per share is calculated by dividing income available to holders of common shares by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially diluted securities are excluded from the basic calculation, but are included in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three months ended
                                                            December 31,
                                                       1998             1997
                                                       ----             ----

Numerator for basic and diluted earnings
per share - net income                              $  498,067       $  571,183

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                 1,644,572        1,742,010
   Effect of dilutive securities:
   Employee stock options                               26,771           59,437
   Unvested Management Recognition Plan stock            7,573           21,865
                                                    ----------       ----------
  Dilutive potential common shares                      34,344           81,302
                                                    ----------       ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                  1,678,916        1,823,312
                                                    ==========       ==========
  Basic earnings per share                               $0.30            $0.33
                                                         =====            =====
  Diluted earnings per share                             $0.30            $0.31
                                                         =====            =====


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (154,190 and 148,075 shares at December 31, 1998 and 1997 respectively) are excluded from basic average shares outstanding.

Note 4 - Return of Capital
         -----------------

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

Note 5 - Recent Accounting and Regulatory Developments
         ---------------------------------------------

        The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related
        Information "which is effective for fiscal years beginning after December 15, 1997 and requires public companies to disclose certain information about reporting operating segments in complete sets of the financial statements of the enterprise. Statement No. 131 does not materially effect the Company's financial position or results of operations as the Company's management views the Bank as one segment of business which is community banking.

        Financial Accounting Standards Board Statement No. 132, "Employers Disclosures about Pensions and Other Post-retirement Benefits" is effective for fiscal years beginning after December 15, 1997. This statement requires revised disclosures about pension and other post-retirement benefit plans, but does not impact the measurement of recognition of those plans. Statement No. 132 had no impact on the Company's financial position or results of operations.

Note 6 - Capital Trust I
         ---------------

        In January 1998, the Company formed a trust subsidiary, Pittsburgh Home Capital Trust I ("the Trust"), and on January 30, 1998, the Trust sold $11.5 million of 8.56% Cumulative Trust Preferred Securities and received proceeds of $10,769,829 (net of $735,171 of offering costs). The Preferred Securities represent undivided beneficial interests in the Trust. The Trust used the proceeds from the sale of the preferred securities to purchase junior subordinated deferrable interest debentures which were issued by the Company. The subordinated debentures are redeemable at anytime after January 30, 2003 by the Company.
        The subordinated debentures will mature on January 30, 2028.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At December 31, 1998, the Company's total assets amounted to $386.5 million compared with $374.3 million at September 30, 1998, an increase of 3.2%. Cash and interest-bearing deposits increased $1.9 million, or 42.8%, to $6.4 million at December 31, 1998, compared to $4.5 million at September 30, 1998. Investment securities trading decreased $1.2 million, or 85.3% from $1.4 million at September 30, 1998 to $208,000 at December 31, 1998; subsequent to September 30, 1998, the Company discontinued its trading securities strategy. Investments and mortgage-backed securities (held-to-maturity and available for sale) decreased by $3.4 million, or 2.4%, from $140.2 million at September 30, 1998 to $136.8 million at December 31, 1998. During the quarter ended December 31, 1998, the Company increased its loan originations. Loans receivable, net of allowance, increased $13.6 million, or 6.4%, to $225.6 million at December 31, 1998 compared to $212.0 million at September 30, 1998. The growth is primarily attributable to increases in residential mortgage loans.

        Total liabilities increased by $12.9 million, or 3.7%, to $362.4 million at December 31, 1998 compared to $349.5 million at September 30, 1998. Deposits increased by $3.2 million, or 2.1% to $157.2 million at December 31, 1998 compared to $154.0 million at September 30, 1998. Borrowed funds increased $8.2 million or 5.3% to $163.5 million at December 31, 1998 compared to $155.3 million at September 30, 1998, as the Company increased its FHLB advances to aid liquidity and fund loans receivable.

        Total stockholders' equity decreased $700,000 or 2.8% to $24.1 million at December 31, 1998 compared to $24.8 million at September 30, 1998. The decrease was primarily attributable to the purchase of treasury stock and a loss in other comprehensive income.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $498,000 and $571,000 for the three months ended December 31, 1998 and 1997, respectively. Diluted earnings per share was $.30 for the quarter ended December 31, 1998, compared to $.31 per share, respectively, for the same quarter of 1997. The 1998 quarter's earnings per share amounts include $.03 per share of losses related to the net losses on trading activities and investment sales. The 1997 quarter's earnings include $.05 per share of gains related to the trading activities and investment sales. For the quarter ended December 31, 1998, the $73,000, or 12.8% decrease in net income is primarily attributable to a decrease in noninterest income of $188,000 or 57.4%, an increase in noninterest expense of $76,000 or 6.4%, and an increase in the provision for loan losses of $30,000 or 25.0%, which were partially offset by an increase in net interest income before the provision for loan losses of $153,000 or 8.3% and a decrease in income tax expense of $68,000 or 23.3%. The Company recognized pre-tax net losses on trading activities and investment sales of $70,000 for the quarter ended December 31, 1998 as compared to pre-tax gains of $130,000 for the quarter ended December 31, 1997. Excluding the results of the trading activities and investment sales, net income for the quarter ended December 31, 1998 was $546,000 as compared to $485,000 for the same quarter in 1997, an increase of 12.6%.

        INTEREST INCOME. Interest income increased $1.4 million or 26.4% for the three months ended December 31, 1998, compared to the same period in 1997. The increase was due to the increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $145.1 million and had a weighted average yield of 6.83% for the three months ended December 31, 1998 compared to $83.1 million with a weighted average yield of 7.39% for the same period in 1997. The average balance on loans receivable increased by $31.5 million, which was partially offset by a 22 basis point decline in the average yield earned thereon.

        INTEREST EXPENSE. Interest expense increased $1.3 million or 36.7% for the three months ended December 31, 1998, compared to the same period in 1997. The increase was due primarily to a $93.7 million increase in average interest-bearing liabilities. Average deposits increased $15.5 million for the three months ended December 31, 1998 when compared to the same period in 1997. Average borrowed funds increased $69.6 million for the three month period ended December 31, 1998 when compared to the same period in 1997. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $255,000 for the three months ended December 31, 1998. On March 6, 1998, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. This purchase was in connection with the Bank's ongoing management of its interest rate risk position. The cap is being used as an off-balance sheet hedge to the Bank's risk associated with shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $12,500 for the three months ended December 31, 1998.

         PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. The evaluation of the adequacy of the allowance incorporates an estimated range of required allowance based on the items noted above. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated low and high percentage of potential loss to the remaining unclassified loan portfolio. Management extends out the various line item balances and estimated percentages in order to arrive at an estimated required loan loss allowance reserve. Activity for the period under analysis is taken into account (charge offs, recoveries, provision) in order to challenge the Company's overall process, as well as its previous loss history. The estimated range of required reserve balance is then compared to the current allowance for loan loss balance, and any required adjustments are made accordingly.

Assets classified as a Loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off through provision in specific allowance reserve. The allowance is increased by provisions for loan losses which are charged against income. During the three months ended December 31, 1998, the Company recorded provisions for losses on loans of $150,000 compared to $120,000 for the comparable period in 1997.

The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 1998, the Company's non-performing assets have continued to increase. From September 30, 1998 to December 31, 1998, the Company's non-performing assets increased from $4.5 million to $5.8 million. This $1.3 million or 28.9% increase was primarily attributable to four new non-accruing construction loans (which had principal balances ranging from $132,000 to $288,000). Three of such loans, with an aggregate outstanding balance of $664,000 were made to one contractor. Two of the homes are completed and listed for sale, while the other property will not be developed until the other two properties are sold. The fourth spec construction loan was sold in December 1998 for $288,000 which equaled the Bank's carrying value.

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

        NONINTEREST INCOME. Noninterest income decreased by $188,000 or 57.4% for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. The decrease is attributable to a pre-tax net loss on trading activities and investment sales of $70,000 which were offset by an increase in other income and fees of $13,000 or 6.6%. The Company recognized pre-tax net gains of $130,000 for the comparable period in 1997.

        NONINTEREST EXPENSES. Noninterest expenses increased by $76,000 or 6.4% for the three months ended December 31, 1998, compared to the same period in 1997. The increase was primarily attributable to a $33,000 increase in salaries and employee benefits, a $22,000 increase in data processing costs, a $15,000 increase in the loss on sale of foreclosed real estate, $12,000 increase in net occupancy expense. The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in data processing costs is the result of upgrading the Company's technology.

        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $224,000 during the three months ended December 31, 1998, compared with $292,000 for the same period in 1997. The effective tax rates during the three months ended December 31, 1998 and 1997 were 31.0% and 33.8%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At December 31, 1998, the Company had $163.5 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At December 31, 1998, the total approved loan commitments outstanding amounted to $14.5 million, and unused lines of credit amounted to $2.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1998, totaled $64.1 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of December 31, 1998, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1998, the Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 18.77%, 17.80% and 8.15%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.


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


YEAR 2000

        The Year 2000 (Y2K) issue is primarily a result of computer software programs recognizing a two digit date field rather than the full four digits which identify the appropriate year. Any computer program or hardware that is date sensitive may recognize "00" as year 1900 as opposed to the intended year 2000. The Y2K problem started decades ago when early computers had very limited memory and storage space.

        The objective of managing the Year 2000 process is for the institution to determine the scope of the problem and to focus its efforts and attention on solving it. The Federal Financial Institution's Examination Council ("FFIEC") outlined the Year 2000 management process as a five phase procedure [(1) Awareness (2) Assessment (3) Renovation (4) Validation (5)

Implementation] that each financial institution would have to navigate in identifying and fixing its Year 2000 exposures. The Company has developed a detailed timetable which identifies various milestones and deadlines to aid in managing the Year 2000 process.

        The Company outsources substantially all of its data processing functions, and it is working very closely with its third party provider and other vendors within the Bank's project plan to ensure that its operational and financial systems will not be adversely affected by the Y2K problem.

        The Awareness and Assessment phases of the Company's plan are completed and related to the understanding and educating of the Board and appropriate management personnel as to the issues related to the Y2K problem. The Company is continuously upgrading its comprehensive project plan (year 2000 binder), and has completed its inventory of equipment, hardware, and software; updated its Disaster Recovery Plan ("DRP"); and reported the project status to its Board, its regulators, and its customer base. The Awareness phase, including the comprehensive inventory of all hardware and software systems (including systems purchased from software vendors) was completed March 31, 1998. The Assessment of all hardware and software systems was completed June 30, 1998.

        The Renovation phase of the Bank's project plan centered around the initial contact and response evaluation of year 2000 letters and worksheets which were sent to vendors and suppliers; the focus was on entities which have been classified as fatal or critical to the ongoing operations of the Company. The Company is coordinating with its third party vendors and suppliers to complete their Y2K testing.

        The Validation and Implementation phases revolve around the resolution of all vendor's and supplier's compliance status. All critical equipment or services that are non-compliant will be replaced by the appropriate milestone date. The Company's testing and implementation of internal mission-critical systems is ongoing and has an expected completion date of March 31, 1999. The testing of vendor provided mission-critical systems, including the Company's third party service provider is in process and ongoing with an expected completion date of June 30, 1999. The Company and the third party service provider successfully completed its first round of online testing in September 1998. The second test is currently scheduled for March 1999.

        The Company has contacted its loan and deposit customers that may present some exposure to Y2K compliance. Commercial loan customers that are not Y2K compliant may present some risk of default. The Company's initial assessment of its commercial loan and other customer accounts present an immaterial impact on the Company's statement of operations. Continued monitoring and evaluation of this risk is incorporated into the Company's Y2K project plan.

        The Company's costs associated with Year 2000 include an additional assessment from its third party provider, consultant fees associated with its DRP and the ongoing Y2K project plan, various hard costs for the replacement of non-compliant computer, telephone, and related equipment. Excluding the "soft" costs of Company management and personnel time, the Company estimates that the total Year 2000 project costs will not exceed $200,000 (pre-tax). As of December 31, 1998, the Company estimates that it has incurred less than $70,000 in connection with its Y2K project plan.

        In the event that the Company and its service providers face a "worst case" year 2K scenario and its systems would not handle the date changeover, the impact on the Company is at this point uncertain. Clearly, the Company's Y2K contingency plan would be enacted, which would include off-line, manual postings of all transactions, as well as addressing any required Company service provider changes or outsourcing to Y2K compliant entities.

        The Company's plans to complete Y2K compliance are based on management's and the Board's best estimates. There can be no guarantee that these estimates will be achieved, and ending results could be significantly different due to unforeseen circumstances.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are presented at September 30, 1998 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on December 23, 1998. Management believes there have been no material changes in the Company's market risk since September 30, 1998.

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



                                       PITTSBURGH HOME FINANCIAL CORP.



Date: February 12, 1999                By: /s/ J. Ardie Dillen
                                           ----------------------------------
                                           J. Ardie Dillen
                                           Chairman, President and
                                           Chief Executive Officer



Date: February 12, 1999                By: /s/ Michael J. Kirk
                                           ----------------------------------
                                           Michael J. Kirk
                                           Executive Vice President and Chief
                                           Financial Officer