Form 10-Q
period 1999-03-31
PITTSBURGH HOME FINANCIAL CORP
filed 1999-05-17
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                    25-1772349
 -------------------------------                        ----------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                     Identification Number)


           438 Wood Street
       Pittsburgh, Pennsylvania                               15222
---------------------------------------                     ----------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 17, 1999, there were issued and outstanding 1,778,666 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                                                             PAGE

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of March 31, 1999
               (unaudited) and September 30, 1998                                                                 3

               Consolidated Statements of Income (unaudited) for the three
               and six months ended March 31, 1999 and 1998.                                                      4

               Consolidated Statement of Changes in Stockholders' Equity
               (unaudited) for the six months ended March 31, 1999.                                               5

               Consolidated Statements of Cash Flows (unaudited) for the
               six months ended March 31, 1999 and 1998.                                                          6

               Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                             11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        18

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                                                 19
Item 2.        Changes in Securities                                                                             19
Item 3.        Defaults Upon Senior Securities                                                                   19
Item 4.        Submission of Matters to a Vote of Security-Holders                                               19
Item 5.        Other Information                                                                                 20
Item 6.        Exhibits and Reports on Form 8-K                                                                  20

SIGNATURES

                         PITTSBURGH HOME FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         March 31,           September 30,
                                                                                            1999                 1998
                                                                                        (Unaudited)
                                                                                       -------------         -------------
ASSETS

Cash                                                                                   $   1,973,988         $   1,959,659
Interest-bearing deposits                                                                  1,352,228             2,516,522
                                                                                       -------------         -------------
                                                                                           3,326,216             4,476,181

Investment securities trading (cost of $1,727,163 at September 30, 1998)                          --             1,415,291
Investment securities available for sale (cost of $125,974,695 and$128,405,910)          126,027,695           130,208,910
Investment securities held to maturity
   (fair value of $10,033,700 at September 30, 1998)                                              --            10,000,000
Loans receivable, net of allowance of $1,767,649 and $1,737,973                          236,641,502           211,980,925
Accrued interest receivable                                                                2,580,797             2,797,759
Premises and equipment, net                                                                4,021,918             3,315,565
Goodwill                                                                                     253,111               269,618
Federal Home Loan Bank stock - at cost                                                     8,325,900             7,863,400
Deferred income taxes                                                                      1,115,588               221,718
Foreclosed real estate                                                                     1,941,633             1,273,928
Other assets                                                                                 411,383               455,429
                                                                                       -------------         -------------
Total assets                                                                           $ 384,645,743         $ 374,278,724
                                                                                       =============         =============

LIABILITIES

Deposits                                                                               $ 156,379,859         $ 153,982,999
Advances from Federal Home Loan Bank                                                     163,516,730           155,266,730
Reverse repurchase agreements                                                             25,000,000            25,000,000
Guaranteed preferred beneficial interests in subordinated debt                            10,793,419            10,781,166
Advances by borrowers for taxes and insurance                                              3,152,567             1,618,579
Accrued income taxes payable                                                                      --               543,130
Other liabilities                                                                          2,444,099             2,286,655
                                                                                       -------------         -------------
Total liabilities                                                                        361,286,674           349,479,259

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                    --                    --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                    21,821                21,821
Additional paid-in capital                                                                16,332,170            16,308,564
Treasury stock - at cost, 403,459 and 310,424                                             (5,874,574)           (4,511,868)
Unearned shares of  ESOP                                                                  (1,427,320)           (1,514,220)
Unearned shares of Recognition and Retention Plan                                           (549,290)             (655,610)
Accumulated other comprehensive income                                                        35,000             1,190,000
Retained earnings (substantially restricted)                                              14,821,262            13,960,778
                                                                                       -------------         -------------
Total stockholders' equity                                                                23,359,069            24,799,465


Total liabilities and stockholders' equity                                             $ 384,645,743         $ 374,278,724
                                                                                       =============         =============

                         PITTSBURGH HOME FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                              Three months ended                  Six months ended
                                                                  March 31,                           March 31,
                                                                 (Unaudited)                        (Unaudited)
                                                        ------------------------------     ------------------------------
                                                            1999              1998             1999              1998
                                                        ------------      ------------     ------------      ------------

Interest income:
   Loans receivable                                     $  4,517,005      $  4,013,007     $  8,734,331      $  7,724,575
   Mortgage-backed securities                              1,474,707           709,391        2,974,281         1,431,418
    Investment securities:
        Taxable                                              728,105         1,071,930        1,603,201         1,788,118
        Tax exempt                                           103,009           101,763          205,955           199,817
   Interest-bearing deposits                                  45,437            93,879           96,244           165,693
                                                        ------------      ------------     ------------      ------------
          Total interest income                            6,868,263         5,989,970       13,614,012        11,309,621

Interest expense:
   Deposits                                                1,718,420         1,703,060        3,524,861         3,394,381
    Advances from Federal Home Loan Bank and other         2,647,823         2,033,661        5,329,829         3,812,159
   Guaranteed preferred beneficial interest
        in subordinated debt                                 252,227           172,459          506,846           172,459
                                                        ------------      ------------     ------------      ------------
          Total interest expense                           4,618,470         3,909,180        9,361,536         7,378,999
                                                        ------------      ------------     ------------      ------------

Net interest income                                        2,249,793         2,080,790        4,252,476         3,930,622

Provision for loan losses                                    150,000           120,000          300,000           240,000
                                                        ------------      ------------     ------------      ------------
Net interest income after provision for loan losses        2,099,793         1,960,790        3,952,476         3,690,622

Noninterest income:
   Service charges and other fees                            193,282           107,096          374,122           292,126
   Net (loss)/gain on trading securities                     (14,625)           50,375         (181,856)          180,631
   Net gain on available for sale securities                  80,000             6,101          177,292             6,101
   Other income                                               27,058            15,676           55,583            27,440
                                                        ------------      ------------     ------------      ------------
          Total noninterest income                           285,715           179,248          425,141           506,298

Noninterest expenses:
   Compensation and employee benefits                        840,377           781,438        1,587,783         1,495,446
   Premises and occupancy costs                              166,293           153,647          315,319           290,220
   Amortization of goodwill                                    8,253             8,254           16,507            16,507
   Federal insurance premium                                  23,861            22,295           46,364            44,591
   Loss on sale of foreclosed real estate                         --                --           14,662                --
   Marketing                                                  69,440            43,140          118,159           102,538
   Data processing costs                                      84,182            63,051          158,208           115,517
   Other expenses                                            299,343           279,865          504,789           480,570
                                                        ------------      ------------     ------------      ------------
          Total noninterest expense                        1,491,749         1,351,690        2,761,791         2,545,389
                                                        ------------      ------------     ------------      ------------

Income before income taxes                                   893,759           788,348        1,615,826         1,651,531
Income taxes                                                 278,000           278,000          502,000           570,000
                                                        ------------      ------------     ------------      ------------
Net income                                              $    615,759      $    510,348     $  1,113,826      $  1,081,531
                                                        ============      ============     ============      ============

Basic earnings per share                                $       0.38      $       0.29     $       0.68      $       0.62
                                                        ============      ============     ============      ============

Diluted earnings per share                              $       0.37      $       0.28     $       0.67      $       0.59
                                                        ============      ============     ============      ============


See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                                      Additional
                                                    Comprehensive      Common          Paid In          Retained        Treasury
                                                        Income          Stock          Capital          Earnings          Stock
                                                     ------------    ------------    ------------    -------------   -------------

Balance as of September 30, 1998                                     $     21,821    $ 16,308,564    $ 13,960,778    $ (4,511,868)

Treasury stock purchased                                                                               (1,370,714)

ESOP shares released                                                           --          24,051              --              --

 Exercise of stock options                                                     --            (445)             --           8,008

RRP amortization                                                               --              --              --              --

 Cash dividends declared                                                       --              --        (253,342)             --


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes     $   (977,708)             --              --              --              --

Less reclassification adjustment for gains
     included in net income                              (177,292)
                                                     ------------

Other comprehensive income (loss)                      (1,155,000)

Net income for period                                $  1,113,826              --              --       1,113,826              --
                                                     ------------


Comprehensive Income (loss)                          $    (41,174)
                                                     ============
                                                                     ------------    ------------    ------------    ------------
Balance as of March 31, 1999                                         $     21,821    $ 16,332,170    $ 14,821,262    $ (5,874,574)
                                                                     ============    ============    ============    ============


                                                      Unearned shares of                       Accumulated              Total
                                                        Employee Stock   Unearned shares of        other             Stockholders'
                                                        Ownership Plan         RRP           comprehensive income       Equity
                                                        --------------     ------------      -------------------    -------------

Balance as of September 30, 1998                        $ (1,514,220)     $   (655,610)        $  1,190,000         $ 24,799,465

Treasury stock purchased                                                                                              (1,370,714)

ESOP shares released                                          86,900                --                   --              110,951

 Exercise of stock options                                        --                --                   --                7,563

RRP amortization                                                  --           106,320                   --              106,320

 Cash dividends declared                                          --                --                   --             (253,342)


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes                  --                --                   --                    --

Less reclassification adjustment for gains included in net income

Other comprehensive income (loss)                                                                (1,155,000)           (1,155,000)

Net income for period                                             --                --                   --             1,113,826


Comprehensive Income (loss)
                                                        ------------      ------------         ------------         ------------

Balance as of March 31, 1999                            $ (1,427,320)     $   (549,290)        $     35,000         $ 23,359,069
                                                        ============      ============         ============         ============

                         PITTSBURGH HOME FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     For the six months ended March 31,
                                                                                           1999              1998
                                                                                       ------------      ------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $  1,113,826      $  1,081,531
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                                 155,330           125,649
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                       (386,600)         (706,085)
     Amortization of RRP and release of ESOP shares                                         206,646           231,663
     Provision for loan losses                                                              300,000           240,000
     Purchase of equity securities, trading                                                      --        (5,466,231)
     Sale of equity securities, trading                                                   1,371,416         4,406,075
     Deferred tax provision (benefit)                                                      (893,870)           88,530
     Other, net                                                                           1,708,526        (4,740,828)
                                                                                       ------------      ------------
Net cash (used) provided by operating activities                                          3,575,274        (4,739,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                                        (48,357,115)      (40,479,743)
Loan principal repayments                                                                23,136,943        25,190,805
Proceeds from sale of REO                                                                        --           275,744
Purchases of:
     Available- for- sale securities                                                    (20,181,374)      (51,437,748)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                       23,015,696        12,750,000
      Held to maturity securities                                                        10,000,000                --
Purchase of land, premises and equipment                                                   (845,176)         (604,496)
Other, net                                                                                 (535,205)         (176,000)
                                                                                       ------------      ------------
Net cash (used) provided by investing activities                                        (13,766,231)      (54,481,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                                     4,896,957         3,113,181
Net increase in certificates of deposit                                                  (2,500,097)        4,086,183
Increase in advances from the Federal Home Loan Bank                                      8,250,000        48,566,730
Increase in Guaranteed preferred beneficial interest in subordinated debt                        --        11,500,000
Return of capital                                                                                --        (4,785,567)
Cash dividends paid to shareholders                                                        (253,342)         (374,181)
Purchase of treasury stock                                                               (1,352,526)               --
                                                                                       ------------      ------------

Net cash provided  by financing activities                                                9,040,992        62,106,346

Net (decrease) increase  in cash and cash equivalents                                    (1,149,965)        2,885,212
Cash and cash equivalents at beginning of year                                            4,476,181         5,223,774
                                                                                       ------------      ------------
Cash and cash equivalents at end of year                                               $  3,326,216      $  8,108,986
                                                                                       ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
     Interest (includes interest credited on deposits of $3,631,276 and $2,893,325
          in 1999 and 1998 respectively)                                               $  9,483,364      $  6,700,035
                                                                                       ============      ============

Income taxes paid                                                                      $  1,413,000      $    792,500
                                                                                       ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                                  294,869                --

Unrealized gain on securities available for sale                                         (1,750,000)          257,500
Deferred income taxes                                                                       595,000           (88,000)
                                                                                       ------------      ------------
Accumulated other comprehensive income                                                 $ (1,155,000)     $    169,500
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

        During the six months ended March 31, 1999 and 1998, total comprehensive income (loss) amounted to a loss of $41,174 and income of $1,250,531, respectively.

        The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998.


Note 2 - Business
         --------

        The Bank is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans (primarily single-family residential loans.) The Bank conducts business from nine offices in

        Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                     Three months ended             Six months ended
                                                          March 31,                     March 31,
                                                     1999           1998           1999           1998
                                                     ----           ----           ----           ----

Numerator for basic and diluted earnings
per share - net income                            $  615,759     $  510,348     $1,113,826     $1,081,531

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares               1,601,253      1,748,003      1,622,913      1,745,007
   Effect of dilutive securities:
   Employee stock options                             33,693         60,952         30,232         60,195
   Unvested Management Recognition Plan stock         14,535         22,849         11,054         22,347
                                                  ----------     ----------     ----------     ----------
  Dilutive potential common shares                    48,228         83,801         41,286         82,552
                                                  ----------     ----------     ----------     ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                1,649,481      1,831,804      1,664,199      1,827,559
                                                  ==========     ==========     ==========     ==========
  Basic earnings per share                        $     0.38     $     0.29     $     0.68     $     0.62
                                                  ==========     ==========     ==========     ==========
  Diluted earnings per share                      $     0.37     $     0.28     $     0.67     $     0.59
                                                  ==========     ==========     ==========     ==========


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (149,861 and 165,166 shares at March 31, 1999 and 1998 respectively) are excluded from basic average shares outstanding.

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

Note 5 - Recent Accounting and Regulatory Developments
         ---------------------------------------------

        The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information"which is effective for fiscal years beginning after December 15, 1997 and requires public companies to disclose certain information about reporting operating segments in complete sets of the financial statements of the enterprise. Statement No. 131 does not materially effect the Company's financial position or results of operations as the Company's management views the Bank as one segment of business which is community banking.

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

        Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for fiscal years beginning after June 15, 1999, and will be adopted by the Company for the year ended September 30, 2000. The Company is in the process of determining the impact of adoption.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At March 31, 1999, the Company's total assets amounted to $384.6 million compared with $374.3 million at September 30, 1998, an increase of 2.8%. Cash and interest-bearing deposits decreased $1.2 million, or 26.7%, to $3.3 million at March 31, 1999, compared to $4.5 million at September 30, 1998. Investment securities trading decreased $1.4 million, as the Company discontinued its trading securities strategy. Investments and mortgage-backed securities (held-to-maturity and available for sale) decreased by $14.2 million, or 10.1%, from $140.2 million at September 30, 1998 to $126.0 million at March 31, 1999. During the six months ended March 31, 1999, the Company increased its loan originations. Loans receivable, net of allowance, increased $24.6 million, or 11.6%, to $236.6 million at March 31, 1999 compared to $212.0 million at September 30, 1998. The growth is primarily attributable to increases in residential mortgage loans.

        Total liabilities increased by $11.8 million, or 3.4%, to $361.3 million at March 31, 1999 compared to $349.5 million at September 30, 1998. Deposits increased by $2.4 million, or 1.6% to $156.4 million at March 31, 1999 compared to $154.0 million at September 30, 1998. Borrowed funds increased $8.2 million or 5.3% to $163.5 million at March 31, 1999 compared to $155.3 million at September 30, 1998, as the Company increased its FHLB advances to aid liquidity and fund loans receivable.

        Total stockholders' equity decreased $1.4 million or 5.6% to $23.4 million at March 31, 1999 compared to $24.8 million at September 30, 1998. The decrease was primarily attributable to the purchase of treasury stock and a loss in other comprehensive income.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $616,000 and $1.11 million for the three and six months ended March 31, 1999, respectively, compared to $510,000 and $1.08 million for the three and six months ended March 31, 1998. The Company recognized pre-tax net gains on trading activities and investment sales of $65,000 for the quarter and pre-tax net losses of $5,000 for the six months ended March 31, 1999. This compares to pre-tax net gains of $56,000 for the quarter and $187,000 for the six months ended March 31, 1998. Excluding the results of the trading activities and investment sales, net income for the quarter ended March 31, 1999 was $571,000 as compared to $473,000 for the same quarter in 1998. Excluding the results of the trading activities and investment sales, for the six months ended March 31, 1999 net income was $1.11 million as compared to $961,000 for the six months ended March 31, 1998, and increase of 15.5%.

        The Company recognized an increase in net interest income before provision for loan losses of $169,000 or 8.1% for the quarter and $322,000 or 8.2% for the six month period. This increase was offset by an increase in the provision for loan losses of $30,000 or 25.0% for the quarter and $60,000 or 25.0% for the six month period. Noninterest income (excluding the trading activities and investment sales) increased $98,000 or 79.5% for the quarter and increased $110,000 or 34.5% for the six month period. Noninterest expense increased $140,000 or 10.4% for the quarter and $216,000 or 8.5% for the six month period.

        Basic and diluted earnings per share were $.38 and $.37, respectively, for the three months ended March 31, 1999, compared to $.29 and $.28, respectively, for the same period in 1998. The 1999 and 1998 quarter's earnings per share amounts include $.02 per share of gains related to the net gains on trading activities and investment sales. Consequently, basic and diluted earnings per share excluding trading activities and investment sales were $.36 and $.35, respectively, for the quarter ended March 31, 1999 as compared to $.27 and $.26, respectively, for the quarter ended March 31, 1998.

         Basic and diluted earnings per share were $.68 and $.67, respectively, for the six months ended March 31, 1999 compared to $.62 and $.59 for the same period in 1998. The six months ended March 31, 1999 earnings per share amounts were not impacted by trading activities and investment sales as compared to $.07 per share of gains related to trading activities and investment sales for the six months ended March 31, 1998. Consequently, basic and diluted earnings per share excluding trading activities and investment sales were $.68 and $.67, respectively, for the six months ended March 31, 1999 as compared to $.55 and $.52, respectively, for the six months ended March 31, 1998, an increase of 23.6% and 28.8%, respectively.

        INTEREST INCOME. Interest income increased $878,000 or 14.7% for the quarter and $2.3 million or 20.4% for the six months ended March 31, 1999, compared to the same period in 1998. The increase was due to the increase in investment and loan origination activity. The average balance of investment and mortgage-backed securities totaled $140.4 million and $143.3 million with weighted average yields of 6.57% and 6.68% for the three and six months ended March 31, 1999, an increase of 41.0% and 56.8%, respectively, from $99.6 million and $91.4 million with weighted average yields of 7.56% and 7.48% for the same periods ended March 31, 1998. The average balance on loans receivable increased by $33.0 million and $32.3 million for the three and six months ended March 31, 1999, respectively, which were partially offset by a 31 basis point and 26 basis point decline in the average yield earned thereon.

        INTEREST EXPENSE. Interest expense increased $709,000 or 18.1% and $2.0 million or 27.0% for the three and six months ended March 31, 1999, compared to the same period in 1998. The increase was due primarily to a $57.7 million and $75.5 million increase in average interest-bearing liabilities for the three and six months ended March 31, 1999 when compared to the same period in 1998. Average deposits increased $4.2 million and $9.8 million for the three and six months ended March 31, 1999 when compared to the same periods in 1998. Average borrowed funds increased $49.4 million and $58.1 million for the three and six months ended March 31, 1999 when compared to the same periods in 1998. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $252,000 and $507,000 for the three and six months ended March 31, 1999 when compared to $172,000 for the same periods in 1998. On March 6, 1998, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. This purchase was in connection with the Bank's ongoing management of its interest rate risk position. The cap is being used as an off-balance sheet hedge to the Bank's risk associated with shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $25,000 for the six months ended March 31, 1999.

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

         Assets classified as a Loss are considered uncollectible and of such little value that continuance as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off through provision in specific allowance reserve. The allowance is increased by provisions for loan losses which are charged against income. During the three and six months ended March 31, 1999, the Company recorded provisions for losses on loans of $150,000 and $300,000 compared to $120,000 and $240,000 for the comparable periods in 1998.

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 1998, the Company's non-performing assets have continued to increase. From September 30, 1998 to March 31, 1999, the Company's non-performing assets increased from $4.5 million to $5.4 million. This $900,000 or 20.0% increase was primarily attributable to four new non-accruing construction loans (which had principal balances ranging from $132,000 to $280,000). Three of such loans, with an aggregate outstanding balance of $664,000 were made to one contractor. Two of the homes are completed and listed for sale, while the other property will not be developed until the other two properties are sold. The fourth spec construction loan was sold in December 1998 for $288,000 which equaled the Bank's carrying value.

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

        NONINTEREST INCOME. Noninterest income increased by $106,000 or 59.1% and decreased $81,000 or 16.0%, respectively for the three and six months ended March 31, 1999 compared to the same periods in 1998. The increase for the three months is attributable to an $86,000 or 80.4% increase in service charges and other fees and a pre-tax net gain on trading activities and investment sales of $65,000. The decrease for the six months ended March 31, 1999 is attributable to a pre-tax net loss on trading activities and investment sales of $5,000 which was offset by an $82,000 or 28.1% increase in service charges and other fees. This compares to pre-tax net gains of $56,000 for the quarter and $187,000 for the six months ended March 31, 1998.

        NONINTEREST EXPENSES. Noninterest expenses increased by $140,000 or 10.4% and $216,000 or 8.5% for the three and six months ended March 31, 1999, compared to the same period in 1998. The increase was primarily attributable to a $59,000 and $92,000 increase in salaries and employee benefits, a $26,000 and $16,000 increase in marketing, and a $21,000 and $43,000 increase in data processing costs for the three and six months ended March 31, 1999 when compared to the same periods in 1998. The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in marketing is due to increased marketing and the opening of a new branch. The increase in data processing costs is the result of upgrading the Company's technology.

        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $278,000 and $502,000 for the three and six months ended March 31, 1999, compared with $278,000 and $570,000 for the same period in 1998. The effective tax rates during the three and six months ended March 31, 1999 and 1998 were 31.1% and 31.1%, and 35.3% and 34.5% respectively.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At March 31, 1999, the Company had $163.5 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 1999, the total approved loan commitments outstanding amounted to $27.9 million, and unused lines of credit amounted to $854,000. Certificates of deposit scheduled to mature in one year or less at March 31, 1999, totaled $64.6 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of March 31, 1999, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1999, the Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 18.62%, 17.65% and 8.31%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

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

        The Validation and Implementation phases revolve around the resolution of all vendor's and supplier's compliance status. All critical equipment or services that are non-compliant will be replaced by the appropriate milestone date. The Company's testing and implementation of internal mission-critical systems, vendor provided mission-critical systems, including the Company's third party service provider has been completed. The Company and the third party service provider successfully completed its first round of online testing in September 1998. The second test was completed in March 1999.

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

        The Company's costs associated with Year 2000 include an additional assessment from its third party provider, consultant fees associated with its DRP and the ongoing Y2K project plan, various hard costs for the replacement of non-compliant computer, telephone, and related equipment. Excluding the "soft" costs of Company management and personnel time, the Company estimates that the total Year 2000 project costs will not exceed $200,000 (pre-tax). As of March 31, 1999, the Company estimates that it has incurred less than $70,000 in connection with its Y2K project plan.

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

        a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 28, 1999.

        b) Not applicable.

        c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

           1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified - Stephen Spolar received votes for 1,626,147; against 10,408; abstain 0; and not voted 0. Charles A. Topnick received votes for 1,629,198; against 7,357; abstain 0; and not voted 0. Joseph G. Lang received votes for 1,628,084; against 8,471; abstain 0; and not voted 0.

          2) Proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1999; received votes for 1,631,305; against 1,200; abstain 4,050; and not voted 0.

       d) Not applicable.

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



                                        PITTSBURGH HOME FINANCIAL CORP.



Date: May 17, 1999                      By: /s/J.Ardie Dillen
                                            ------------------
                                            J. Ardie Dillen
                                            Chairman, President and Chief
                                            Executive Officer



Date: May 17, 1999                      By: /s/ Michael J. Kirk
                                            -------------------
                                            Michael J. Kirk
                                            Executive Vice President and Chief
                                            Financial Officer