Form 10-Q
period 1999-06-30
PITTSBURGH HOME FINANCIAL CORP
filed 1999-08-16
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 16, 1999, there were issued and outstanding 1,786,851 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of June 30, 1999
          (unaudited) and September 30, 1998                                                   3

          Consolidated Statements of Income (unaudited) for the three
          and nine months ended June 30, 1999 and 1998.                                        4

          Consolidated Statement of Changes in Stockholders' Equity
          (unaudited) for the nine months ended June 30, 1999.                                 5

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended June 30, 1999 and 1998.                                            6

          Notes to Unaudited Consolidated Financial Statements                                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    20
Item 2.   Changes in Securities                                                                20
Item 3.   Defaults Upon Senior Securities                                                      20
Item 4.   Submission of Matters to a Vote of Security-Holders                                  20
Item 5.   Other Information                                                                    20
Item 6.   Exhibits and Reports on Form 8-K                                                     20

SIGNATURES

                         PITTSBURGH HOME FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      June 30,         September 30,
                                                                                        1999                1998
                                                                                              (Unaudited)
                                                                                    -------------      -------------
ASSETS
Cash                                                                                $   1,704,474      $   1,959,659
Interest-bearing deposits                                                               4,069,541          2,516,522
                                                                                    -------------      -------------
                                                                                        5,774,015          4,476,181

Investment securities trading (cost of $1,727,163 at September 30, 1998)                       --          1,415,291
Investment securities available for sale (cost of $114,575,186 and $128,405,910)      112,234,187        130,208,910
Investment securities held to maturity
   (fair value of $10,033,700 at September 30, 1998)                                           --         10,000,000
Loans receivable, net of allowance of $1,912,238 and $1,737,973                       254,231,615        211,980,925
Accrued interest receivable                                                             2,641,730          2,797,759
Premises and equipment, net                                                             4,077,526          3,315,565
Goodwill                                                                                  244,857            269,618
Federal Home Loan Bank stock - at cost                                                  8,950,900          7,863,400
Deferred income taxes                                                                   1,630,717            221,718
Foreclosed real estate                                                                  1,907,674          1,273,928
Prepaid income taxes                                                                      577,000                 --
Other assets                                                                              496,282            455,429
                                                                                    -------------      -------------
Total assets                                                                        $ 392,766,503      $ 374,278,724
                                                                                    =============      =============

LIABILITIES

Deposits                                                                            $ 162,019,303      $ 153,982,999
Advances from Federal Home Loan Bank                                                  165,816,730        155,266,730
Reverse repurchase agreements                                                          25,000,000         25,000,000
Guaranteed preferred beneficial interests in subordinated debt                         10,799,546         10,781,166
Advances by borrowers for taxes and insurance                                           4,249,525          1,618,579
Accrued income taxes payable                                                                   --            543,130
Other liabilities                                                                       2,534,698          2,286,655
                                                                                    -------------      -------------
Total liabilities                                                                     370,419,802        349,479,259

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                 --                 --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                 21,821             21,821
Additional paid-in capital                                                             16,341,201         16,308,564
Treasury stock - at cost, 403,459 and 310,424                                          (5,874,574)        (4,511,868)
Unearned shares of ESOP                                                                (1,383,340)        (1,514,220)
Unearned shares of Recognition and Retention Plan                                        (496,130)          (655,610)
Accumulated other comprehensive income (loss)                                          (1,545,000)         1,190,000
Retained earnings (substantially restricted)                                           15,282,723         13,960,778
                                                                                    -------------      -------------
Total stockholders' equity                                                             22,346,701         24,799,465


Total liabilities and stockholders' equity                                          $ 392,766,503      $ 374,278,724
                                                                                    =============      =============

                         PITTSBURGH HOME FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                       Three months ended                Nine months ended
                                                                            June 30,                          June 30,
                                                                          (Unaudited)                       (Unaudited)
                                                                ------------------------------     ------------------------------
                                                                    1999              1998             1999              1998
                                                                ------------      ------------     ------------      ------------
Interest income:
   Loans receivable                                             $  4,763,230      $  4,148,337     $ 13,497,561      $ 11,872,912
   Mortgage-backed securities                                      1,255,474         1,014,119        4,229,755         2,445,537
   Investment securities:
   Taxable                                                           679,375         1,008,784        2,282,576         2,796,902
   Tax exempt                                                        102,946            98,214          308,901           298,031
   Interest-bearing deposits                                          45,988           102,268          142,232           267,961
                                                                ------------      ------------     ------------      ------------
 Total interest income                                             6,847,013         6,371,722       20,461,025        17,681,343


 Interest expense:
   Deposits                                                        1,711,156         1,723,158        5,236,017         5,117,539
   Advances from Federal Home Loan Bank and other                  2,743,990         2,417,493        8,073,819         6,229,652
   Guaranteed preferred beneficial interest
          in subordinated debt                                       246,694           249,529          753,540           421,988
                                                                ------------      ------------     ------------      ------------
 Total interest expense                                            4,701,840         4,390,180       14,063,376        11,769,179
                                                                ------------      ------------     ------------      ------------

 Net interest income before provision for loan losses              2,145,173         1,981,542        6,397,649         5,912,164

 Provision for loan losses                                           150,000           120,000          450,000           360,000
                                                                ------------      ------------     ------------      ------------
 Net interest income after provision for loan losses               1,995,173         1,861,542        5,947,649         5,552,164

 Noninterest income:
   Service charges and other fees                                    249,120           147,267          623,242           439,393
   Net (loss) on trading securities                                       --                --         (181,856)               --
   Net (loss)/gain on available for sale securities                   (5,386)            1,601          171,906           188,333
   Other income                                                       34,896            15,919           90,479            43,359
                                                                ------------      ------------     ------------      ------------

 Total noninterest income                                            278,630           164,787          703,771           671,085

 Noninterest expenses:
   Compensation and employee benefits                                854,709           758,357        2,442,492         2,253,803
   Premises and occupancy costs                                      182,791           132,775          498,110           422,995
   Amortization of goodwill                                            8,254             8,254           24,761            24,761
   Federal insurance premium                                          23,503            21,941           69,867            66,532
   Loss on sale of foreclosed real estate                                 --                --           14,662                --
   Marketing                                                          31,933            80,536          150,092           183,074
   Data processing costs                                              73,375            62,520          231,583           178,037
   Other expenses                                                    250,271           202,274          755,060           682,844
                                                                ------------      ------------     ------------      ------------
 Total noninterest expense                                         1,424,836         1,266,657        4,186,627         3,812,046


 Income before income taxes                                          848,967           759,672        2,464,793         2,411,203
 Income taxes                                                        263,000           264,686          765,000           834,686
                                                                ------------      ------------     ------------      ------------
 Net income                                                     $    585,967      $    494,986     $  1,699,793      $  1,576,517
                                                                ============      ============     ============      ============

Basic earnings per share                                        $       0.37      $       0.28     $       1.05      $       0.90
                                                                ============      ============     ============      ============

Diluted earnings per share                                      $       0.36      $       0.27     $       1.03      $       0.86
                                                                ============      ============     ============      ============



See accompanying notes to unaudited consolidated financial statements

                         PITTSBURGH HOME FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 1999
                                   (UNAUDITED)




                                                                                     Additional
                                                       Comprehensive     Common        Paid In        Retained          Treasury
                                                           Income         Stock        Capital         Earnings          Stock
                                                       -------------    ---------    -----------    ------------     -------------
Balance as of September 30, 1998                                        $ 21,821    $16,308,564    $ 13,960,778      $(4,511,868)

Treasury stock purchased                                                                                              (1,370,714)

ESOP shares released                                                          --         33,082              --               --

Exercise of stock options                                                     --           (445)             --            8,008

RRP amortization                                                              --             --              --               --

Cash dividends declared                                                       --             --        (377,848)              --


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes      (2,563,094)             --             --              --               --

Less reclassification adjustment for gains
     included in net income                             (171,906)
                                                     -----------

Other comprehensive income (loss)                     (2,735,000)

Net income for period                                $ 1,699,793              --             --       1,699,793               --
                                                     -----------


Comprehensive Income (loss)                          $(1,035,207)
                                                     ===========

                                                                        --------    -----------     -----------      -----------
Balance as of June 30, 1999                                             $ 21,821    $16,341,201     $15,282,723      $(5,874,574)
                                                                         ========    ===========     ===========      ===========


                                                      Unearned shares of                                                Total
                                                        Employee Stock     Unearned shares   Accumulated other       Stockholders'
                                                        Ownership Plan         of RRP       comprehensive income         Equity
                                                      ----------------------------------------------------------------------------
Balance as of September 30, 1998                        $(1,514,220)         $(655,610)         $ 1,190,000          $24,799,465

Treasury stock purchased                                                                                              (1,370,714)

ESOP shares released                                        130,880                 --                   --              163,962

Exercise of stock options                                        --                 --                   --                7,563

RRP amortization                                                 --            159,480                   --              159,480

Cash dividends declared                                          --                 --                   --             (377,848)


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes                 --                 --                   --                   --

Less reclassification adjustment for gains included in net income


Other comprehensive income (loss)                                                                (2,735,000)          (2,735,000)

Net income for period                                            --                 --                   --            1,699,793



Comprehensive Income (loss)


                                                        -----------          ---------          -----------          -----------
Balance as of June 30, 1999                             $(1,383,340)         $(496,130)         $(1,545,000)         $22,346,701
                                                         ===========          =========          ===========          ===========

                         PITTSBURGH HOME FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the nine months ended June 30,
                                                                                     1999                 1998
                                                                                -------------         ------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  1,699,793         $  1,576,517
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                           249,618              191,873
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                 (134,991)          (1,499,948)
     Amortization of RRP and release of ESOP shares                                   323,442              348,875
     Provision for loan losses                                                        450,000              360,000
     Purchase of equity securities, trading                                                --           (8,190,693)
     Sale of equity securities, trading                                             1,415,291            6,958,081
     Deferred tax provision (benefit)                                              (1,591,999)             192,531
     Other, net                                                                     1,874,036              135,172
                                                                                 ------------         ------------
Net cash (used) provided by operating activities                                    4,285,190               72,408

CASH FLOWS FROM INVESTING ACTIVITIES
Loan orginations                                                                  (85,109,420)         (60,351,859)
Loan principal repayments                                                          42,015,457           34,803,387
Net REO activity                                                                     (633,746)            (168,256)
Purchases of:
     Available-for-sale securities                                                (27,181,674)         (93,288,586)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                 41,559,041           29,953,667
      Held to maturity securities                                                  10,000,000                   --
Purchase of land, premises and equipment                                             (986,819)            (978,006)
Other, net                                                                            504,500               50,161
                                                                                 ------------         ------------
Net cash provided by investing activities                                         (19,832,661)         (89,979,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                                 592,876            2,171,468
Net increase in certificates of deposit                                             7,443,428            7,551,480
Increase in advances from the Federal Home Loan Bank                               10,550,000           53,566,730
Increase in repurchase agreements                                                          --           25,000,000
Increase in Guaranteed preferred beneficial interest in subordinated debt                  --           11,500,000
Return of capital                                                                          --           (4,785,567)
Cash dividends paid to shareholders                                                  (377,848)            (492,343)
Purchase of treasury stock                                                         (1,363,151)                  --
                                                                                 ------------         ------------

Net cash provided  by financing activities                                         16,845,305           94,511,768

Net increase  in cash and cash equivalents                                          1,297,834            4,604,684
Cash and cash equivalents at beginning of year                                      4,476,181            5,223,774
                                                                                 ------------         ------------
Cash and cash equivalents at end of year                                         $  5,774,015         $  9,828,458
                                                                                 ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $5,198,799
        and $4,159,241 in 1999 and 1998 respectively)                            $ 14,033,849         $ 10,217,558
                                                                                 ============         ============

Income taxes paid                                                                $  1,842,500         $  1,211,750
                                                                                 ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                          1,086,352              483,903

Unrealized gain on securities available for sale                                   (4,144,000)             565,000
Deferred income taxes                                                               1,409,000             (192,000)
                                                                                 ------------         ------------
Accumulated other comprehensive income                                           $ (2,735,000)        $    373,000
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

        During the three and nine months ended June 30, 1999, total comprehensive loss amounted to $994,003 and $1,035,207, respectively, as compared to income of $698,486 and $1,949,517, respectively for the three and nine months ended June 30, 1998.

        The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three months ended                 Nine months ended
                                                                June 30,                           June 30,
                                                        1999               1998             1999             1998
                                                        ----               ----             ----             ----
Numerator for basic and diluted earnings
per share - net income                               $  585,967        $  494,986        $1,699,793        $1,576,517

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                  1,576,020         1,748,003         1,607,282         1,746,005
   Effect of dilutive securities:
   Employee stock options                                21,492            59,617            27,319            60,052
   Unvested Management Recognition Plan stock            13,679            22,348            11,929            22,304
                                                     ----------        ----------        ----------        ----------
  Dilutive potential common shares                       35,171            81,965            39,248            82,356
                                                     ----------        ----------        ----------        ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                   1,611,191         1,829,968         1,646,529         1,828,361
                                                     ==========        ==========        ==========        ==========
  Basic earnings per share                           $     0.37        $     0.28        $     1.05        $     0.90
                                                     ==========        ==========        ==========        ==========
  Diluted earnings per share                         $     0.36        $     0.27        $     1.03        $     0.86
                                                     ==========        ==========        ==========        ==========



        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (145,880 and 161,342 shares at June 30, 1999 and 1998 respectively) are excluded from basic average shares outstanding.

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

Note 5 - Recent Accounting and Regulatory Developments

        The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997 and requires public companies to disclose certain information about reporting operating segments in complete sets of the financial statements of the enterprise. Statement No. 131 does not materially effect the Company's financial position or results of operations as the Company's management views the Bank as one segment of business which is community banking.

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

        Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company for the year ended September 30, 2001. The Company is in the process of determining the impact of adoption.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At June 30, 1999, the Company's total assets amounted to $392.8 million compared with $374.3 million at September 30, 1998, an increase of 4.9%. Cash and interest-bearing deposits increased $1.3 million, or 28.9%, to $5.8 million at June 30, 1999, compared to $4.5 million at September 30, 1998. Investment securities trading decreased $1.4 million, as the Company discontinued its trading securities strategy. Investments and mortgage-backed securities (held-to-maturity and available for sale) decreased by $28.0 million, or 20.0%, from $140.2 million at September 30, 1998 to $112.2 million at June 30, 1999. During the nine months ended June 30, 1999, the Company's loans receivable, net of allowance, increased $42.2 million, or 19.9%, to $254.2 million at June 30, 1999 compared to $212.0 million at September 30, 1998. The growth is primarily attributable to increases in residential mortgage loans and to a lesser extent, commercial real estate and home equity loans.

        Total liabilities increased by $20.9 million, or 5.98%, to $370.4 million at June 30, 1999 compared to $349.5 million at September 30, 1998. Deposits increased by $8.0 million, or 5.2% to $162.0 million at June 30, 1999 compared to $154.0 million at September 30, 1998. Borrowed funds increased $10.5 million or 6.8% to $165.8 million at June 30, 1999 compared to $155.3 million at September 30, 1998, as the Company increased its FHLB advances to aid liquidity and fund loans receivable.

        Total stockholders' equity decreased $2.5 million or 10.1% to $22.3 million at June 30, 1999 compared to $24.8 million at September 30, 1998. The decrease was primarily attributable to the purchase of treasury stock and a loss in other comprehensive income which was offset by net income for the period.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $586,000 and $1.70 million for the three and nine months ended June 30, 1999, respectively, compared to $495,000 and $1.58 million for the three and nine months ended June 30, 1998. The Company recognized pre-tax net losses on trading activities and investment sales of $5,000 for the quarter and $10,000 for the nine months ended June 30, 1999. This compares to pre-tax net gains of $2,000 for the quarter and $188,000 for the nine months ended June 30, 1998. Excluding the results of the trading activities and investment sales, net income for the quarter ended June 30, 1999 was $590,000 as compared to $494,000 for the same quarter in 1998, an increase of 19.4%. Excluding the results of the trading activities and investment sales, for the nine months ended June 30, 1999 net income was $1.71 million as compared to $1.45 million for the nine months ended June 30, 1998, an increase of 17.9%.

        The Company recognized an increase in net interest income before provision for loan losses of $163,000 or 8.2% for the quarter and $486,000 or 8.2% for the nine month period. This increase was offset by an increase in the provision for loan losses of $30,000 or 25.0% for the quarter and $90,000 or 25.0% for the nine month period. Noninterest income (excluding the trading activities and investment sales) increased $121,000 or 74.2% for the quarter and increased $231,000 or 47.8% for the nine month period. Noninterest expense increased $158,000 or 12.5% for the quarter and $375,000 or 9.8% for the nine month period.

        Basic and diluted earnings per share were $.37 and $.36, respectively, for the three months ended June 30, 1999, compared to $.28 and .27, respectively, for the same period in 1998. The three months ended June 30, 1999 and 1998 earnings per share amounts were not impacted by trading activities and investment sales.

        Basic and diluted earnings per share were $1.05 and $1.03, respectively, for the nine months ended June 30, 1999, compared to $.90 and $.86, respectively, for the same period in 1998. The nine months ended June 30, 1999 earnings per share amounts were not impacted by trading activities and investment sales as compared to $.07 per share of gains related to trading activities and investment sales for the nine months ended June 30, 1998. Consequently, basic and diluted earnings per share excluding trading activities and investment sales were $1.05 and $1.03, respectively, for the nine months ended June 30, 1999 as compared to $.83 and $.79, respectively, for the nine months ended June 30, 1998, an increase of 26.5% and 30.4%, respectively.

        INTEREST INCOME. Interest income increased $475,000 or 7.5% for the quarter and $2.8 million or 15.8% for the nine months ended June 30, 1999, compared to the same period in 1998. The average balance on loans receivable increased by $42.1 million and $35.5 million for the three and nine months ended June 30, 1999, respectively, which were partially offset by a 39 basis point and 31 basis point decline in the average yield earned thereon. The average balance of investment and mortgage-backed securities totaled $126.6 million and $137.9 million with weighted average yields of 6.68% and 6.59% for the three and nine months ended June 30, 1999, a decrease of 0.3% and an increase of 33.6%, respectively, from $127.0 million and $103.2 million with weighted average yields of 6.44% and 7.03% for the same periods ended June 30, 1998.

        INTEREST EXPENSE. Interest expense increased $312,000 or 7.1% and $2.3 million or 19.5% for the three and nine months ended June 30, 1999, compared to the same period in 1998. The increase was due primarily to a $39.5 million and $63.6 million increase in average interest-bearing liabilities for the three and nine months ended June 30, 1999 when compared to the same period in 1998. Average deposits increased $11.9 million and $10.5 million for the three and nine months ended June 30, 1999 when compared to the same periods in 1998. Average borrowed funds increased $27.2 million and $47.8 million for the three and nine months ended June 30, 1999 when compared to the same periods in 1998. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $247,000 and $754,000 for the three and nine months ended June 30, 1999 when compared to $250,000 and $422,000 for the same periods in 1998. On March 6, 1998, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. This purchase was in connection with the Bank's ongoing management of its interest rate risk position. The cap is being used as an off-balance sheet hedge to the Bank's risk associated with shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $37,500 for the nine months ended June 30, 1999.

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

Loans receivable, net at June 30, 1999 and September 30, 1998 are summarized below:

                                           June 30, 1999       September 30, 1998
                                           -------------       ------------------
First mortgage loans:
Secured by 1-4 family residence            $ 201,175,862         $ 170,100,323
1-4 family residential construction           34,969,133            30,558,277
Other                                         13,798,595             7,531,381
Less loans in process                        (15,996,317)          (12,227,046)
Deferred loan costs                              393,273                90,338
                                           -------------         -------------
Total first mortgage loans                   234,340,546           196,053,273
                                           =============         =============

Home equity loans and lines                   16,498,214            13,371,773
Other loans                                    5,305,093             4,293,852
Less allowance for loan losses                (1,912,238)           (1,737,973)
                                           -------------         -------------
                                           $ 254,231,615         $ 211,980,925
                                           =============         =============


        Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses which are charged against income. During the three and nine months ended June 30, 1999, the Company recorded provisions for losses on loans of $150,000 and $450,000 compared to $120,000 and $360,000 for the comparable periods in 1998.

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 1998, the Company's non-performing assets have continued to increase. From September 30, 1998 to June 30, 1999, the Company's non-performing assets increased from $4.5 million to $5.8 million. This $1.3 million or 28.9% increase was primarily attributable to five new non-accruing construction loans (which had principal balances ranging from $132,000 to $280,000). Two loans, with an aggregate outstanding balance of $188,000 were made to one contractor. One of the homes is completed and listed for sale, while the other property will not be developed until the other property is sold. Three loans with an aggregate balance of $564,800 were made to another contractor and are 95% complete.


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 1999 and 1998:


                                   June 30, 1999       June 30, 1998
                                   -------------       -------------
Balance at beginning of year        $ 1,737,973         $ 1,419,196
Provision charged to income             450,000             360,000
Chargeoffs                             (345,838)           (275,916)
Recoveries                               70,103              63,912
                                    -----------         -----------
Balance at end of period            $ 1,912,238         $ 1,567,192
                                    ===========         ===========

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


        NONINTEREST INCOME. Noninterest income increased by $114,000 or 69.1% and increased $33,000 or 4.9%, respectively for the three and nine months ended June 30, 1999 compared to the same periods in 1998. The increase for the three and nine months is attributable to an $102,000 or 69.4% and a $184,000 or 41.9% increase in service charges and other fees and a $19,000 or 118.8% and a $47,000 or 109.3% increase in other income. The increases were offset by pre-tax net losses on trading activities and investment sales of $5,000 and $10,000 for the three and nine months ended June 30, 1999. This compares to pre-tax net gains on trading activities and investment sales of $2,000 for the quarter and $188,000 for the nine months ended June 30, 1998.

        NONINTEREST EXPENSES. Noninterest expenses increased by $158,000 or 12.5% and $375,000 or 9.8% for the three and nine months ended June 30, 1999, compared to the same period in 1998. The increase was primarily attributable to a $97,000 and $188,000 increase in salaries and employee benefits, a $50,000 and $75,000 increase in premises and occupancy costs, a $48,000 and $72,000 increase in other expenses, and a $10,000 and $54,000 increase in data processing costs for the three and nine months ended June 30, 1999 when compared to the same periods in 1998. The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in premises and occupancy costs is due to building of a new branch. The increase in data processing costs is the result of upgrading the Company's technology and Year 2000 related costs. The increase in other expenses is due to increased operating costs.

PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $263,000 and $765,000 for the three and nine months ended June 30, 1999, compared with $265,000 and $835,000 for the same period in 1998. The effective tax rates during the three and nine months ended June 30, 1999 and 1998 were 31.0% and 31.0%, and 34.9% and 34.6% respectively.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At June 30, 1999, the Company had $168.8 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 1999, the total approved loan commitments outstanding amounted to $27.4 million, and unused lines of credit amounted to $4.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1999, totaled $80.0 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

        As of June 30, 1999, the Bank's regulatory capital was well in excess of all applicable regulatory requirements. At June 30, 1999, the Bank's Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios amounted to 18.11%, 17.11% and 8.24%, respectively, compared to regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

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

        The Renovation phase of the Bank's project plan centered around the initial contact and response evaluation of year 2000 letters and worksheets which were sent to vendors and suppliers; the focus was on entities which have been classified as fatal or critical to the ongoing operations of the Company. The Company is coordinating with its third party vendors and suppliers to successfully complete their Y2K testing.

        The Validation and Implementation phases revolve around the resolution of all vendor's and supplier's compliance status. All critical equipment or services that are non-compliant will be replaced by the appropriate milestone date. The Company's testing and implementation of internal mission-critical systems, vendor provided mission-critical systems, including the Company's third party service provider has been completed. The Company and the third party service provider successfully completed its first round of online testing in September 1998. The second test was successfully completed in March 1999.

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

        The Company's costs associated with Year 2000 include an additional assessment from its third party provider, consultant fees associated with its DRP and the ongoing Y2K project plan, various hard costs for the replacement of non-compliant computer, telephone, and related equipment. Excluding the "soft" costs of Company management and personnel time, the Company estimates that the total Year 2000 project costs will not exceed $200,000 (pre-tax). As of June 30, 1999, the Company estimates that it has incurred less than $70,000 in connection with its Y2K project plan.

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

        Not applicable

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



                                    PITTSBURGH HOME FINANCIAL CORP.



Date: August 16, 1999               By: /s/ J. Ardie Dillen
                                        ----------------------------------
                                        J. Ardie Dillen
                                        Chairman, President and Chief
                                        Executive Officer



Date: August 16, 1999               By: /s/ Michael J. Kirk
                                        ----------------------------------
                                        Michael J. Kirk
                                        Executive Vice President and Chief
                                        Financial Officer