Form 10-K405
period 1999-09-30
PITTSBURGH HOME FINANCIAL CORP
filed 1999-12-29
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                          Commission File No.: 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                25-1772349
-------------------------------------      -------------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                Identification Number)


          225 Ross Street
     Pittsburgh, Pennsylvania                             15219
-------------------------------------      -------------------------------------
      (Address of Principal                             (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (412) 227-1945
           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE
           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of December 17, 1999, the aggregate value of the 1,583,327 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 187,521 shares held by all directors and executive officers of the Registrant as a group, was approximately $20.7 million. This figure is based on the last known trade price of $13.0625 per share of the Registrant's Common Stock on December 17, 1999.

Number of shares of Common Stock outstanding as of December 17, 1999: 1,770,848

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.           BUSINESS
-------           --------

GENERAL

         Pittsburgh Home Financial Corp. (the "Company") is a Pennsylvania corporation and the sole stockholder of Pittsburgh Home Savings Bank (the "Savings Bank"), which converted to the stock form of organization in April 1996. The business of the Company consists primarily of the business of the Savings Bank. At September 30, 1999, the Company had total consolidated assets of $415.7 million, total consolidated deposits of $169.5 million, and total consolidated stockholders' equity of $22.0 million.

         The Savings Bank is a Pennsylvania-chartered stock savings bank which was founded in 1942 and has expanded its operations over the years through the acquisition of three savings institutions, one branch acquisition, three de novo branch offices, and increased borrowings. The Savings Bank conducts business from its main office in Pittsburgh, Pennsylvania and eight branch offices located in Allegheny and Butler Counties, Pennsylvania. The Savings Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. References herein to the Company refer to the consolidated operations of the Company and the Savings Bank unless otherwise noted.

         The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has historically concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. At September 30, 1999, the total loan portfolio amounted to $298.5 million or 71.8% of total consolidated assets. The growth is primarily attributable to increases in residential mortgage loans and to a lesser extent, residential construction, commercial real estate and home equity loans. For the year ended September 30, 1999, residential mortgages increased $49.6 million or 29.2%; one-to-four family residential construction loans increased by $9.7 million or 118.8%; other mortgage loans, comprised of multi-family residential and commercial real estate loans increased by $7.5 million or 92.6%. Commercial loans increased by $1.3 million or 58.7%; home equity loans and lines increased by $5.2 million or 38.8%; and consumer loans increased by $290,000 or 13.9%. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, and the ongoing high level of service and commitment will also continue in this area.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal, equity securities and short term investments. At September 30, 1999, mortgage-backed securities were $75.9 million or 18.3% of total consolidated assets and other investment securities were $33.8 million or 8.1% of total assets, as compared to $84.5 million or 22.6% and $57.1 million or 15.3%, respectively, at September 30, 1998.

         The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

         The Savings Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 1999, the Savings Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 16.16%, 17.11% and 7.87%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. At September 30, 1999, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $298.5 million, or 71.8% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties. Consistent with its lending orientation, during the fiscal year ended September 30, 1999, residential mortgages increased $49.6 million or 29.2% to $219.7 million or 73.6% of the Company's total loan portfolio. During fiscal 1999, one-to-four family residential construction loans increased by $9.7 million or 118.8% to $17.9 million; construction spec loans decreased $943,000 or 4.3% to $20.8 million; multi-family residential and commercial real estate loans increased by $7.5 million or 92.6% to $15.7 million; home equity loans and lines, consumer loans and commercial loans increased $6.8 million or 38.3% to $24.4 million.

         Historically, the Company's lending activities have been concentrated in its primary market area of Allegheny County and Butler County, Pennsylvania and portions of the surrounding counties. The Company estimates that a substantial majority of its mortgage loans are secured by properties located in its primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                               September 30,
                                    ----------------------------------------------------------------------------------------------
                                        1999               1998                 1997                  1996                1995
                                    -------------      -------------        -------------        -------------        ------------
                                    Amount      %      Amount      %        Amount      %        Amount      %        Amount     %
                                    ------      -      ------      -        ------      -        ------      -        ------     -
                                                                       (Dollars in Thousands)

First mortgage loans:
  One-to-four family residential   $219,676    73.6%   $170,100   75.3%    $152,113   78.9%    $114,311    79.2%    $ 85,109   76.9%
  One-to-four family residential
   construction                      17,897     6.0       8,179    3.6        5,183    2.7        3,524     2.4        3,236    2.9
  Mortgage loans-construction
   spec                              20,827     7.0      21,770    9.6       19,918   10.3       15,741    10.9       13,350   12.0
  Multi-family residential and
   commercial                        15,679     5.2       8,140    3.6        2,596    1.4        2,592     1.8        1,527    1.3
                                    -------   -----     -------  -----      -------  -----      -------   -----      -------  -----
                                    274,079    91.8     208,189   92.1      179,810   93.3      136,168    94.3      103,222   93.2
                                    -------   -----     -------  -----      -------  -----      -------   -----      -------  -----

Other loans:
  Commercial loans                    3,509     1.2       2,211    1.0        2,539    1.3        1,974     1.4        2,491    2.2
  Home equity loans and lines        18,556     6.2      13,372    5.9        8,821    4.6        5,312     3.7        4,312    3.9
  Consumer loans                      2,373     0.8       2,083    1.0        1,547    0.8          957     0.6          782    0.7
                                    -------   -----     -------  -----      -------  -----      -------   -----      -------  -----
      Total loans receivable        298,517   100.0%    225,855  100.0%     192,717  100.0%     144,411   100.0%     110,807  100.0%
                                    -------   =====     -------  =====      -------  =====      -------   =====      -------  =====

Less:
  Allowance for loan losses          (1,957)             (1,738)             (1,419)             (1,128)                (921)
  Loans in process                  (18,997)            (12,227)            (10,003)             (7,745)              (6,926)
  Deferred loan fees                    522                  90                  42                  14                   22
                                    -------             -------             -------             -------              -------
       Loans receivable, net       $278,085            $211,980            $181,337            $135,552             $102,982
                                   ========            ========            ========            ========             ========


         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                                         Due 1-5 years    Due more than 5 years
                                         Due 1 year           after               after
                                          or less      September 30, 1999   September 30, 1999      Total
                                          -------      ------------------   ------------------      -----
                                                                      (In Thousands)

First mortgage loans:
  One-to-four family residential          $ 7,661          $ 30,935              $181,080          $219,676
  One-to-four family residential
    construction                           17,897                --                    --            17,897
  Mortgage loans-construction
    spec                                   20,827                --                    --            20,827
  Multi-family residential and
    commercial                                 63             6,434                 9,182            15,679
                                          -------          --------              --------          --------
                                           46,448            37,369               190,262           274,079
Other loans:
  Commercial loans                          3,373               136                    --             3,509
  Home equity loans and lines               2,517             4,177                11,862            18,556
  Consumer loans                              663               825                   885             2,373
                                          -------          --------              --------          --------
    Total                                 $53,001          $ 42,507              $203,009          $298,517
                                          =======          ========              ========          ========



         The following table sets forth the dollar amount of total loans due after one year from September 30, 1999, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.


                                                                       Floating or
                                                      Fixed rate     adjustable-rate       Total
                                                      ----------     ---------------       -----
                                                                     (In Thousands)

First mortgage loans:
  One-to-four family residential                       $158,500          $55,361          $213,861
  One-to-four family residential construction                --               --                --
  Mortgage loans-construction spec                           --               --                --
  Multi-family residential and commercial                15,616               --            15,616
Other loans                                              16,039               --            16,039
                                                       --------          -------          --------
    Total                                              $190,155          $55,361          $245,516
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

         During fiscal 1999, the Company sold the Small Business Administration ("SBA") guaranteed portion ($501,000) of one of its loans to the secondary market. During fiscal 1998, the Company did not purchase or sell any whole loans or participation interest in loans. However, during fiscal 1997, the Company sold $618,000 in Federal Housing Administration ("FHA") and Department of Veterans Affairs ("VA") loans.

   The following table shows total loan activity during the periods indicated.


                                                                        Year Ended
                                                                       September 30,
                                                     -----------------------------------------------
                                                        1999               1998               1997
                                                     ---------           --------           --------
                                                                      (In Thousands)
Loan originations:
  First mortgage loans:
    One-to-four-family residential                   $  60,906           $ 42,779           $ 53,150
    Construction                                        33,934             20,393             19,391
    Multi-family residential and commercial              9,631              7,699                688
                                                     ---------           --------           --------
       Total mortgage originations                     104,471             70,871             73,229
                                                     ---------           --------           --------
  Other loans:
    Commercial loans                                        --                 28                412
    Home equity loans and lines                         10,117              8,467              5,727
    Consumer loans                                       3,329              1,614              1,250
                                                     ---------           --------           --------
    Total loans originated                             117,917             80,980             80,618
                                                     ---------           --------           --------
Loans and loan participations sold                        (501)                --               (618)
Loan principal reductions                              (44,754)           (47,843)           (31,693)
                                                     ---------           --------           --------
Net increase in loan portfolio                       $  72,662           $ 33,137           $ 48,307
                                                     =========           ========           ========


         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Saving's Bank's limit on loans-to-one borrower was approximately $5.0 million as compared to $4.7 million at September 30, 1998. At September 30, 1999, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $1.4 million to $3.3 million and are secured primarily by real estate located in the Company's primary market area. All loans were performing in accordance with their original terms at September 30, 1999.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company had an aggregate of $219.7 million of one- to four-family residential loans in its loan portfolio at September 30, 1999. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

         The Company also currently holds a limited amount of loans insured by the FHA or partially guaranteed by the VA. The Company no longer originates FHA/VA loans and has not originated these types of loans for over ten years. At September 30, 1999, the Company held an aggregate of $3.9 million of FHA and VA loans in its loan portfolio.

         In addition to conventional fixed-rate loans, the Company offers residential loans which reprice once during the loan term at the end of the seventh or fifteenth year, respectively. At such time, the loan's interest rate is adjusted based on the index value of the FHLMC net yield on 30-year fixed-rate mortgage loans plus a margin. These loans are typically based on a 30-year amortization schedule. The amount of any interest rate increase during the repricing period is limited to 5%. At September 30, 1999 the Company held an aggregate of $73.1 million of balloon mortgages in its loan portfolio.

         The Company also originates for its portfolio one-to-four family residential real estate loans which provide for an interest rate which adjusts every year or which are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit of 6% increase and 2% decrease over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $55.4 million and $52.7 million of ARMs in its loan portfolio as of September 30, 1999 and 1998, respectively, which represented 18.6% and 23.3% of the Company's total loan portfolio, respectively.

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

         The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. At September 30, 1999, the Company had an aggregate of $219.7 million of one-to four family residential loans in its portfolio.

         CONSTRUCTION LOANS. The Company originates residential construction loans to local contractors, generally with whom it has an established relationship, and to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area. At September 30, 1999, the Company had an aggregate of $20.8 million in construction-spec loans and $17.9 million in one-to-four family residential construction loans in its portfolio.

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

         Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Non-accruing construction loans amounted to $1.0 million, or 20% of total non-performing assets at September 30, 1999. At November 30, 1999, non-accruing construction loans amounted to $722,000 or 14.5% of total non-performing assets.

         The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending as a proportion of the total loan portfolio and by limiting its construction lending to primarily residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which the Company will do business to its existing market and by generally working with contractors with whom it has established relationships. It is also the Company's general policy to obtain personal guarantees from the principals of its corporate borrowers on its construction loans.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by office buildings and warehouses, most of which are secured by property located in the Company's market area. The Company has become more active in the origination of commercial real estate lending primarily due to the hiring of an officer with commercial real estate experience. Multi-family residential and commercial real estate loans increased $7.5 million or 92.6% to $15.7 million at September 30, 1999 compared to $8.1 million at September 30, 1998. There are currently 66 loans ranging from $400 to $1.4 million with an average balance of $237,000. The Company's commercial lending is done in its primary market area.

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

         COMMERCIAL LOANS. The Company has continued to develop its commercial lending expertise, and has completed the establishment of its commercial lending department. The Company offers line of credit commitments to lend on a short-term basis for working capital requirements of a borrower. Lines of credit are designed to meet seasonal working capital needs and are repaid from the liquidation of current assets. Generally, the term of a line of credit is up to one year and the outstanding balance may fluctuate between zero and the maximum amount of the line of credit at the borrower's request. The line of credit may be established as secured or unsecured. Security can be in the form of real estate (maximum loan to value of 80%) or by establishing a borrowing base for accounts receivable and inventory (75% of accounts receivable less than 90 days and 50% of raw and finished inventory). Additional lines of credit can be secured using a general security filing against all assets of the business. In this case, there is not a collateral formula established. At September 30, 1999 the Company had an aggregate of $3.4 million in commercial lines of credit.

         The Company also offers warehouse and guidance line of credits whereby a predetermined amount of credit is committed to the customer to purchase fixed assets. Each time the customer requests a draw to purchase a fixed asset that amount is established in a term loan according to predetermined conditions. The availability of the line of credit is thereby reduced by the amount of the request and does not revolve.

         In recent years, the Company has decreased involvement in originating office equipment and other commercial leases. At September 30, 1999, the Company had an aggregate of $156,000 of such loans in its portfolio.

         The Company files the necessary documentation to perfect its security interest in both the equipment and the payment of the lease obligations. Commercial lease receivables generally have shorter terms than mortgage loans but generally involve more credit risk since payment may be dependent on successful operation of the business. As of September 30, 1999 and 1998, respectively, the Company had $66,000 and $254,000 of non-performing commercial lease receivables, which constituted 1.3% and 5.7% of total non-performing assets at such date. At September 30, 1999 and 1998, $7,000 and $212,000, respectively, of the non-performing commercial lease receivables were attributable to one of the two leasing companies. As of September 30, 1995, the Company discontinued consideration of any additional leases from this company. As of September 30, 1999, in addition to the above-referenced non-performing loans, the Company had an aggregate of $6,000 of performing commercial leases attributable to such firm, which constitutes 3.8% of all commercial leases, as compared to 3.2% on September 30, 1998. See "- Asset Quality - Non-Performing Assets."

         OTHER LOANS. The Company also offers home equity loans and lines of credit, deposit account secured loans, auto loans and unsecured consumer loans.

         The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company in 1995 began extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. The Company prices these loans at a higher rate than those loans originated with a lower loan-to-value ratio. Home equity lines of credit generally have variable interest rates based on the prime rate plus a 1% margin and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company since 1995 has also been extending home equity lines of credit up to 100% of loan-to-value. In June 1997, the Company opened a loan center in Butler, Pennsylvania to generate home equity loans, home equity lines of credit and consumer lending. At September 30, 1999, the Company had $18.6 million of aggregate home equity loans and lines in its portfolio compared to $13.4 million at September 30, 1998. At September 30, 1999, the Company's portfolio had 753 home equity loans with an aggregate balance of $16.1 million ranging from $300 to $123,000 with an average balance of $21,000. Home equity lines of credit consisted of 181 loans with an aggregate balance of $2.5 million ranging from $7 to $104,000 with an average balance of $14,000.

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

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. The Savings Bank recognized $266,000, $242,000 and $49,000 of deferred loan fees during fiscal 1999, 1998 and 1997, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Such assets are held for sale and are carried at the lower of fair value minus estimated costs to sell the property or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.


                                                                                        September 30,
                                                         -----------------------------------------------------------------------
                                                          1999             1998             1997             1996          1995
                                                         ------           ------           ------           ------        ------
                                                                                   (Dollars in Thousands)
Non-accruing loans:
  First mortgage loans:
    One-to-four family residential                       $2,002           $2,545           $2,914           $1,447        $1,011
    Construction                                          1,004              400              449              349            --
  Other loans:
    Commercial leases                                        66              254              339              440           394
                                                         ------           ------           ------           ------        ------
      Total non-accruing loans                            3,072            3,199            3,702            2,236         1,405
                                                         ------           ------           ------           ------        ------

Accruing loans greater than 90 days delinquent:
  First mortgage loans:
    One-to-four family residential                           --               --               --               --           886
  Other loans:
    Consumer and other loans                                  0               15                3                8            29
                                                         ------           ------           ------           ------        ------
    Total accruing loans greater
      than 90 days delinquent                                 0               15                3                8           915
                                                         ------           ------           ------           ------        ------
    Total non-performing loans                            3,072            3,214            3,705            2,244         2,320
                                                         ------           ------           ------           ------        ------

Real estate owned                                         1,957            1,274              907              133            --
                                                         ------           ------           ------           ------        ------
    Total non-performing assets                          $5,029           $4,488           $4,612           $2,377        $2,320
                                                         ======           ======           ======           ======        ======
    Total non-performing loans as
      a percentage of total loans                          1.03%            1.42%            1.92%            1.55%         2.09%
                                                         ======           ======           ======           ======        ======
    Total non-performing assets as
      a percentage of total assets                         1.21%            1.20%            1.69%            1.22%         1.47%
                                                         ======           ======           ======           ======        ======


         For the year ended September 30, 1999, approximately $347,000 in interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 1999, no amount was included in net income for these same loans.

         Total nonperforming assets increased $541,000 or 12.1% between September 30, 1998 and September 30, 1999. The increase in total non-performing assets is primarily attributable to a $683,000 or 53.6% increase in real estate owned, a $604,000 or 151.0% increase in construction loans, which were partially offset by a $543,000 or 21.3% decrease in one-to-four family residential loans and an $188,000 or 74.0% decrease in commercial leases. Of the total nonperforming loans at September 30, 1999, nine loans aggregating $183,000 were FHA and VA insured which the Bank has had outstanding for a number of years with an average balance of $20,000.

         The total of 33 one-to-four family residential loans aggregating $2.0 million had an average balance of $60,600 and ranged from $10,600 to $289,000. Non-accruing delinquent construction loans increased $604,000 or 151.0% between September 30, 1998 and September 30, 1999. The total of four loans aggregating $1.0 million had an average balance of $251,000 and range from $132,000 to $400,000. The Company has significantly increased its originations of single-family loans and residential construction loans during the past several years and does not attribute its non-performing assets to any specific weakness within the Company or in the marketplace generally.

         Non-accruing commercial leases decreased $188,000 or 74.0% from September 30, 1998 to September 30, 1999. There are currently eight non-accruing delinquent commercial leases which have balances ranging between $100 and $26,000.

         The balance of the non-performing assets relates to real estate owned ("REO") properties, which increased $683,000 to $1.9 million. REO consists of 12 properties which range from $9,800 to $403,000. Each of these properties has been written down to its estimated net realizable value. Eight of the REO properties represent repossessed construction loans on substantially completed properties, which were being built by five contractors. Subsequent to September 30, 1999, the Company sold one of the REO properties for the net realizable value. The Company expects to complete the remaining projects with contractors with whom the Bank has done previous business.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. The evaluation of the adequacy of the allowance incorporates an estimated range of required allowance based on the items noted above. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company=s overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated low and high percentage of potential loss to the remaining unclassified loan portfolio. Management extends out the various line item balances and estimated percentages in order to arrive at an estimated required loan loss allowance reserve. Activity for the period under analysis is taken into account (charge offs, recoveries, provision) in order to challenge the Company's overall process, as well as its previous loss history. The estimated range of required reserve balance is then compared to the current allowance for loan loss balance, and any required adjustments are made accordingly.

         Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses which are charged against income. For fiscal years ended September 1999, 1998, and 1997, the Company recorded provisions for losses on loans of $600,000, $610,000 and $360,000.

         The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. For the year ended September 30, 1999, the Company's non-performing assets increased $500,000 to $5.0 million from $4.5 million at September 30, 1998.

         Management does not attribute the increase to any specific weakness within the Company or in the marketplace generally. Although management utilizes its best judgement in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.

         The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.


                                                                                Year Ended
                                                                               September 30,
                                                 ------------------------------------------------------------------------
                                                  1999             1998             1997             1996            1995
                                                 ------           ------           ------           ------           ----
                                                                            (Dollars in Thousands)

Balance at beginning of period                   $1,738           $1,419           $1,128           $  921           $711
                                                 ------           ------           ------           ------           ----

Charge-offs:
  First mortgage loans:
    One-to-four family residential                  244              150               28                9            100
  Other loans:
    Commercial leases                               131              126               30               93              2
    Consumer and other loans                         24               48               18               12              1
                                                    ---              ---               --              ---            ---
                                                    399              324               76              114            103
                                                    ---              ---               --              ---            ---
Recoveries:
  First mortgage loans:
    One-to-four family residential                   --               32                3               20              7
  Other loans:
    Consumer and other loans                         18                1                4                1              2
                                                    ---              ---               --              ---            ---
Net charge-offs                                     381              291               69               93             94
                                                    ---              ---               --              ---            ---
Provision for losses on loans                       600              610              360              300            304
                                                    ---              ---               --              ---            ---
Balance at end of period                         $1,957           $1,738           $1,419           $1,128           $921
                                                 ======           ======           ======           ======           ====
Allowance for loan losses as a percent
 of total loans outstanding                        0.70%            0.77%            0.74%            0.78%          0.83%
                                                   ====             ====             ====             ====           ====
Allowance for loan losses to total non-
 performing loans                                 63.70%           54.08%           38.30%           50.27%         39.70%
                                                  =====            =====            =====            =====          =====
Ratio of net charge-offs to average
 loans outstanding                                 0.16%            0.15%            0.04%            0.08%          0.12%
                                                   ====             ====             ====             ====           ====


         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                                                                    September 30,
                     ---------------------------------------------------------------------------------------------------------
                             1999                  1998                  1997                  1996                1995
                     -------------------   -------------------   -------------------   -------------------  ------------------
                              Percent of            Percent of            Percent of            Percent of          Percent of
                               Allowance             Allowance             Allowance             Allowance           Allowance
                                to Loan               to Loan               to Loan               to Loan             to Loan
                     Amount    Category    Amount    Category    Amount    Category    Amount    Category   Amount   Category
                     ------   ----------   ------   ----------   ------   ----------   ------   ----------  ------  ----------
                                                                (Dollars in Thousands)
First mortgage
 loans               $1,780      91.0%     $1,491      85.8%     $1,129      79.6%     $  891      79.0%     $662      71.8%
Other loans             177       9.0         247      14.2         290      20.4         237      21.0       259      28.2
                     ------     -----      ------     -----      ------     -----      ------     -----      ----     -----
 Total               $1,957     100.0%     $1,738     100.0%     $1,419     100.0%     $1,128     100.0%     $921     100.0%
                     ======     =====      ======     =====      ======     =====      ======     =====      ====     =====

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Savings Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 1999, the Company's mortgage-backed securities portfolio had a book value and fair market value of $78.1 million and $75.9 million, respectively.

          During fiscal 1997, the Company implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has been FHLB advances. During the year ended September 30, 1999, the Company purchased an aggregate of $22.2 million of mortgage-backed securities and collateralized mortgage obligations as compared to $65.4 million purchased during the year ended September 30, 1998. The increase during fiscal 1998 was attributed to the continued implementation of the Company=s wholesale leveraging strategy. During fiscal 1999, the Company has worked towards changing its asset mix by decreasing the mortgage-backed securities portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                               September 30,
                                             ------------------------------------------------
                                               1999                1998                1997
                                             --------            --------            --------
                                                          (Dollars in Thousands)

GNMA certificates                             $50,026             $52,111             $19,334
FNMA certificates                               7,760              21,418               8,432
FHLMC certificates                             14,202               3,741               9,559
Collateralized mortgage obligations             5,663               5,437                  --
                                              -------             -------             -------
                                               77,651              82,707              37,325

Unamortized premiums                              573                 717                 401
Unearned discounts                                111                 (15)                (25)
                                              -------             -------             -------
                                               78,113              83,409              37,701
FASB 115 adjustment                            (2,200)              1,106                 515
                                              -------             -------             -------
                                              $75,913             $84,515             $38,216
                                              =======             =======             =======
Weighted average interest rate                   6.17%               6.73%               6.70%
                                              =======             =======             =======


         The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.


                                                             At or For the Year Ended
                                                                   September 30,
                                                           ---------------------------
                                                             1999               1998
                                                           --------           --------

                                                                   (In Thousands)

Mortgage-backed securities at beginning of period          $ 84,515           $ 38,216
Purchases                                                    22,212             65,374
Sales                                                        (9,012)            (8,860)
Repayments                                                  (18,737)           (11,167)
Accretion and amortization, net                                 241                328
Gain (loss) on mortgage-backed securities                    (3,306)               624
                                                           --------           --------
Mortgage-backed securities at end of period                $ 75,913           $ 84,515
                                                           ========           ========


         In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 1999, $16.0 million or 20.6% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

         The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1999.


                                                    Contractually Maturing
                             ------------------------------------------------------------------
                                      Weighted        Weighted       Weighted          Weighted
                             Under 1  Average   1-5   Average  5-10  Average  Over 10   Average
                              Year     Yield   Years   Yield   Years  Yield    Years     Yield
                             -------  -------- -----  -------- ----- -------- -------  --------
                                                    (Dollars in Thousands)

GNMA certificates              $--      --%    $406    8.08%    $--    --%    $49,620    6.15%
FNMA certificates               --      --       --      --      --    --      14,202    6.57
FHLMC certificates              --      --      154    7.87      --    --       7,606    6.18
Collateralized
 mortgage obligations           --      --       --      --      --    --       5,663    5.09
                               ---      ---     ---    ----     ---    ---     ------    ----
                               $--      --%    $560    8.02%    $--    --%    $77,091    6.15%
                               ===      ===     ===    ====     ===    ===     ======    ====



Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

         OTHER INVESTMENT SECURITIES. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Savings Bank's Executive Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors. The Savings Bank's Executive Vice President and Chief Financial Officer is authorized to invest in various types of securities, and in recent years, the emphasis has been on U.S. Treasury and agency obligations, municipal securities and corporate debt securities. There are no aggregate limits on the investment portfolio, however, there are certain limits on specific product types (e.g., no limit on U.S. Government and agency obligations; municipal securities are limited to 10% of the Savings Bank's capital). The Company's investment portfolio decreased by $23.3 million or 40.8% between September 30, 1998 and September 30, 1999 primarily due to the $25.2 million of U.S. Government and agency obligations that matured. The Company's investment portfolio increased by $20.0 million or 53.7% between September 30, 1997 and September 30, 1998, primarily due to purchases of $25.9 million of U.S. Government and agency obligations. The increase in the investment portfolio was in connection with the Company's wholesale leveraging strategy.

         In April 1997, the Board authorized a trading account whereby up to $2.5 million could be invested in trading account securities, with not more than $1.0 million in any single issue, to be accounted for as trading securities in accordance with SFAS No. 115. Pursuant to SFAS No. 115, unrealized gains and losses are marked-to-market on a monthly basis and recognized on the income statement. Under Board authorization, there is no limit on the types of securities that the Company may invest in provided that the securities are approved under the Company's investment policy, although to date the Company has limited its investments to equity securities of financial institutions. The Company implemented the trading account strategy in the quarter ended June 30, 1997 and recognized a pre-tax net gain of $310,000 for the year ended September 30, 1997 and a pre-tax net loss of $208,000 for the year ended September 30, 1998. During fiscal 1999, the Company discontinued its trading securities strategy, recognizing a pre-tax net loss for the year of $182,000.

         The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.


                                                              September 30,
                                                -----------------------------------------
                                                 1999             1998             1997
                                                -------          -------          -------
                                                             (In Thousands)

U.S. Government and agency obligations          $19,780          $41,304          $34,894
Corporate obligations                                --               --              502
Trust preferred securities                       14,052           15,805            1,749
                                                -------          -------          -------
                                                $33,832          $57,109          $37,145
                                                =======          =======          =======


         The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 1999.


                                                         Contractually Maturing
                               -----------------------------------------------------------------------------
                                        Weighted           Weighted            Weighted             Weighted
                               Under 1  Average     1-5    Average     5-10    Average    Over 10    Average
                                Year     Yield     Years    Yield      Years    Yield      years     Yield
                               -------  --------   -----   --------    -----   --------   -------   --------
                                                          (Dollars in Thousands)
U.S. Government and agency
obligations                     $--       --%      $2,500    6.61%    $4,115     7.19%    $13,510     6.76%


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

         The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 1999.

         In December 1996, the Company purchased a branch office in the Pittsburgh area with deposits totaling $10.4 million at a purchase premium of 3.13%. The branch had deposits of $14.3 million at September 30, 1999. The deposit premium is being amortized using the straight line method over a ten year period.

         The increase of $15.5 million or 10.1% in deposits is primarily the result of the continued competitive deposit pricing throughout the Company=s branch network, the introduction of a new money market deposit account product, and the maturation and/or establishment of the Company's newer branches. The Company has established de novo offices or purchased a new branch in each of the past four fiscal years. The Company's newest de novo branch facility was opened in March, 1999 and finished the fiscal year with total deposits of $2.8 million which was greater than the Company's internal pro forma deposit projections. The Company's two de novo supermarket branches, opened in 1996 and 1998, have grown deposits to $12.0 million and $5.3 million, which represent 17.1% and 55.3% increases, respectively, in comparison to their deposit balances as of September 30, 1998. The Company's branch office that was purchased in fiscal 1997 grew $1.8 million or 14.6% from $12.5 million at September 30, 1998 to $14.3 million at September 30, 1999. Lastly, the Company procured a $5.0 million certificate of deposit from the Commonwealth of Pennsylvania in a competitive bidding process which settled in September, 1999. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                               September 30,
                                ------------------------------------------------------------------------------
                                        1999                       1998                         1997
                                -----------------------    -----------------------      -----------------------
                                Amount       Percentage    Amount       Percentage      Amount       Percentage
                                ------       ----------    ------       ----------      ------       ----------
                                                           (Dollars in Thousands)

Passbook accounts              $ 27,999          16.5%    $ 26,267          17.1%     $ 26,065          18.8%
Money market                      6,743           4.0        3,596           2.3         5,130           3.7
Interest checking                12,178           7.2       11,126           7.2         7,234           5.2
Noninterest checking              4,854           2.9        1,624           1.1         2,372           1.7
Certificates of deposit         117,689          69.4      111,370          70.6        97,930          70.6
                                -------          ----      -------          ----        ------          ----
Total deposits                 $169,463         100.0%    $153,983         100.0%     $138,731         100.0%
                               ========         =====     ========         =====      ========         =====


         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                September 30,
                                  ----------------------------------------------------------------------------
                                          1999                       1998                        1997
                                  --------------------       --------------------        ---------------------
                                               Average                    Average                      Average
                                  Average       Rate         Average       Rate          Average        Rate
                                  Balance       Paid         Balance       Paid          Balance        Paid
                                  -------      -------       -------      -------        -------       -------

                                                            (Dollars in Thousands)

Passbook accounts                $ 27,223       2.52%       $ 26,390        2.83%       $ 26,558        2.81%
Money market                        5,019       3.05           4,010        2.44           4,332        2.45
Interest checking                  11,602       1.50           9,437        2.28           7,457        2.02
Noninterest checking                4,267         --           6,646          --           2,756          --
Certificates of deposit           111,389       5.37         103,408        5.74          93,638        5.74
                                 --------       ----        --------        ----        --------        ----
  Total deposits                 $159,500       4.39%       $149,891        4.66%       $134,741        4.75%
                                 ========       ====        ========        ====        ========        ====

         The following table sets forth the savings activities of the Company during the periods indicated.


                                                    Year Ended September 30,
                                           ------------------------------------------
                                             1999             1998             1997
                                           --------         --------         --------
                                                        (In Thousands)

Increase before interest credited          $ 8,441          $ 8,020          $ 8,609
Interest credited                            7,039            7,232            5,780
                                             -----            -----            -----
Net increase in deposits                   $15,480          $15,252          $14,389
                                           =======          =======          =======



         The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 1999.


                                                      Maturity Date
                       ----------------------------------------------------------------------------
                       One Year           Over            Over               Over
                       or Less         1-2 Years        2-3 Years          3 Years           Total
                       -------         ---------        ---------          -------          -------
                                                     (In Thousands)
   4.01 -- 6.00%       $82,668          $ 9,070          $  3,234          $ 5,346         $100,318
   6.01 -- 8.00%         2,050            1,752             2,856           10,265           16,923
   8.01 -- 10.00%          134              305                --                9              448
                       -------          -------          --------          -------         --------
   Total               $84,852          $11,127          $  6,090          $15,620         $117,689
                       =======          =======          ========          =======         ========


         The following table sets forth the maturities of Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 1999.


 Certificates of deposit maturing
       in quarter ending:
-----------------------------------       ---------
                                         (In Thousands)
December 31, 1999                           $ 3,582
March 31, 2000                                2,914
June 30, 2000                                 9,695
September 30, 2000                              509
After September 30, 2000                      6,178
                                             ------
Total certificates of deposit with
  balances of $100,000 or more              $22,878
                                            =======




         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 1999, the Company had $184.1 million of advances from the FHLB of Pittsburgh. The Company used FHLB advances to reinvest in assets at higher yields. The Company increased its FHLB advances primarily to aid liquidity and fund loans receivable.

         The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.


                                                               At or For the Year Ended September 30,
                                                          ----------------------------------------------
                                                            1999                1998              1997
                                                          --------             --------         --------
                                                                        (Dollars in Thousands)

Maximum balance                                           $184,067             $157,267         $101,700
Average balance                                            166,145              149,759           69,268
Year end balance                                           184,067              155,267          101,700
Weighted average interest rate:
  At end of year                                              5.71%                5.84%            6.12%
  During the year                                             5.74%                5.90%            6.23%


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

SUBSIDIARIES

         As of September 30, 1999, the Savings Bank was the Company's only bank subsidiary. The Company also has a nonbank subsidiary, Pittsburgh Home Capital Trust I.

REGULATION

         The Savings Bank is a Pennsylvania-chartered stock savings bank subject to extensive regulation and supervision by the Department and by the FDIC, as the administrator of the SAIF.

         The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings institutions and bank holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Savings Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Certain federal banking laws have been recently amended. See "Regulation-The Company-Financial Modernization."

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

         In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on presold residential properties, real estate loans secured by junior liens on 1-to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier I leverage capital standards. The most highly-rated institutions must maintain a minimum Tier I leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. The Federal Reserve Board regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

         At September 30, 1999, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

         FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, among other things, will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

         The FDIC and Federal Reserve have yet to issue implementing regulations for this new legislation, and the effect of such regulations, when adopted, cannot be predicted. However, the legislation is expected to increase competition for the Company as well as present to it opportunities for activities and acquisitions, although no such activities or acquisitions are presently planned.

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

         As discussed under "Regulation - The Company - BHCA Activities and Other Limitations - Capital Requirements," in March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for strong banking institutions rated composite 1 under the Uniform Financial Institutions Rating System, with a minimum 4.0% Tier I leverage capital requirement for all other state-chartered, non-member banks. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1999, the Savings Bank met each of its capital requirements.

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

         The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 1999, the Savings Bank exceeded the Department's capital guidelines.

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

         At September 30, 1999, the federal income tax reserves of the Savings Bank included $3.24 million of federal income tax bad debt reserves, of this amount, $2.89 million and $341,000 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Savings Bank will recapture into income approximately $24,000 per year over the six year period which was set to begin October 1, 1996, however, the Savings Bank was eligible to suspend until 1998 the recapture as the residential loan exemption was met as discussed above.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At September 30, 1999, the Savings Bank had no NOL carryforwards for federal income tax purposes.

         AUDIT BY IRS. The Savings Bank's federal income tax returns for taxable years through September 30, 1996 have been closed for the purpose of examination by the Internal Revenue Service.

         STATE TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1999 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 2. PROPERTIES

         The following table sets forth certain information with respect to the Savings Bank's offices at September 30, 1999.

                                                                             Net Book              Amount of
                                                                             Value of             Deposits at
       Description/Address                            Leased/Owned           Property         September 30, 1999
       -------------------                            ------------           --------         ------------------
                                                                                      (In Thousands)
Main Office:

438 Wood Street                                          Owned                $  840               $ 33,411
Pittsburgh, Pennsylvania 15222

Administrative Office:

225 Ross Street, 6th Floor                               Leased(1)                27                     --
Pittsburgh, Pennsylvania  15219

Branch Offices:

125 Brownsville Road                                     Owned                    24                 12,949
Pittsburgh, Pennsylvania  15210

274 North Craig Street                                   Owned                    26                 11,329
Pittsburgh, Pennsylvania 15213

4800 Liberty Avenue                                      Leased(2)                 8                 15,153
Pittsburgh, Pennsylvania  15224                          Owned(2)                461                     --

100 North Main Street                                    Owned                   483                 62,145
Butler, Pennsylvania  16001(3)

799 Castle Shannon Boulevard                             Leased(4)                20                 12,015
Pittsburgh, Pennsylvania  15234

2905 West Liberty Avenue                                 Owned                   511                 14,325
Pittsburgh, Pennsylvania  15216

5001 Library Road                                        Leased(5)                56                  5,335
Bethel Park, Pennsylvania 15102

550 Marketplace Drive                                    Owned(6)                721                  2,791
Oakdale, Pennsylvania 15071
                                                                              ------               --------
                                                                              $3,177               $169,453
                                                                              ======               ========

                                                   (Footnotes on following page)

------------------

(1) The Administrative Office opened on January 1, 1999. This property is subject to a lease which expires on January 1, 2001 and has two five year renewal options.

(2) This property is subject to a lease which expires on May 1, 2005. In addition, during fiscal 1997, the Company purchased property which has a net book value of $461,000 at September 30, 1997 upon which a new branch will be built to relocate this office.

(3) On June 1, 1997, the Savings Bank opened a loan center in the same building as the branch office to generate home equity loans, home equity lines of credit and consumer lending.

(4) This branch office opened on October 16, 1995. This property is subject to a lease which expires on October 16, 2000 and has a five year renewal option.

(5) This branch office opened on October 15, 1997. This property is subject to a lease which expires on October 19, 2002 and has a five year renewal option.

(6)      This branch office opened on March 15, 1999.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 41 of the Registrant's 1999 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages six and seven of the Registrant's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required herein is incorporated by reference from pages eight to 15 of the Registrant's 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is incorporated by reference from pages 13 and 14 of the Registrant's 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required herein is incorporated by reference from pages two, six and seven, 17 to 38 and 41 of the Registrant's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages two to seven, ten and 11 and 19 of the Registrant's Proxy Statement dated December 27, 1999 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 11 to 22 of the Registrant's Proxy Statement.

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

               (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1999 Annual Report.

        Independent Auditors' Report.

        Consolidated Statements of Financial Condition as of September 30, 1999 and 1998.

        Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997.

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                                  Description
---                                                  -----------


3.1 Amended and Restated Articles of Incorporation of Pittsburgh Home Financial Corp.(1)

3.2          Bylaws of Pittsburgh Home Financial Corp.(1)

4            Stock Certificate of Pittsburgh Home Financial Corp.(1)

10.1 Employment Agreement between Pittsburgh Home Financial Corp., Pittsburgh Home Savings Bank and J. Ardie Dillen*/(2)

10.2 Employment Agreement between Pittsburgh Home Financial Corp., Pittsburgh Home Savings Bank and Michael J. Kirk*/(2)

10.3 Employment Agreement between Pittsburgh Home Savings Bank and Joseph E. Archer*/(2)

10.4 Employment Agreement between Pittsburgh Home Savings Bank and Albert L. Winters*/(2)

10.4.1 Employment Agreement between Pittsburgh Home Financial Corp., Pittsburgh Home Savings Bank and Gregory G. Maxcy*/*/

10.5         Stock Option Plan*/(2)

10.6         Recognition and Retention Plan and Trust*/(2)

13 1999 Annual Report to Stockholders specified portion (p. two, six to 38, and 41) of the Registrant's Annual Report to Stockholders for the year ended September 30, 1999.

21           Subsidiaries of the Registrant - Reference is made to Item 1.
             "Business" for the Required information

27           Financial Data Schedule

-----------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-99658) filed by the Registrant with the Commission on November 21, 1995, as amended.

(2) Incorporated by reference from the Form 10-K for the fiscal year ended September 30, 1996 filed by the Registrant with the Commission on December 27, 1996.

*/       Management contract or compensatory plan or arrangement.

*/*/     Management contract is substantially the same as those set forth in
         Exhibit 10.2.

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



/s/ J. Ardie Dillen                                          December 28, 1999
---------------------------------------
J. Ardie Dillen
Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)


/s/ Michael J. Kirk                                          December 28, 1999
---------------------------------------
Michael J. Kirk
Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer)


/s/ Gregory G. Maxcy                                         December 28, 1999
---------------------------------------
Gregory G. Maxcy
Director and Corporate Secretary

/s/ Joseph G. Lang                                           December 28, 1999
---------------------------------------
Joseph G. Lang
Director



/s/ Richard F. Lerach                                        December 28, 1999
---------------------------------------
Richard F. Lerach
Director


/s/ Stephen Spolar                                           December 28, 1999
---------------------------------------
Stephen Spolar
Director



/s/ Charles A. Topnick                                       December 28, 1999
---------------------------------------
Charles A. Topnick
Director



/s/ Kenneth R. Rieger                                        December 28, 1999
---------------------------------------
Kenneth R. Rieger
Director



/s/ James M. Droney, Jr.                                     December 28, 1999
--------------------------------------
James M. Droney, Jr.
Director