Form 10-Q
period 1999-12-31
PITTSBURGH HOME FINANCIAL CORP
filed 2000-02-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                         PITTSBURGH HOME FINANCIAL CORP.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Pennsylvania                                          25-1772349
--------------------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer
                                                                        Identification Number)

            225 Ross Street
        Pittsburgh, Pennsylvania                                     15219
---------------------------------------                           ----------
(Address of principal executive office)                           (Zip Code)

                                 (412) 227-1945
                      -------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  _X_   No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 14, 2000, there were issued and outstanding 1,739,348 shares of the Registrant's Common Stock, par value $.01 per share.

                         PITTSBURGH HOME FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of December 31, 1999
               (unaudited) and September 30, 1999                                                                 3

               Consolidated Statements of Income (unaudited) for the three
               months ended December 31, 1999 and 1998.                                                           4

               Consolidated Statement of Changes in Stockholders' Equity
               (unaudited) for the three months ended December 31, 1999.                                          5

               Consolidated Statements of Cash Flows (unaudited) for the
               three months ended December 31, 1999 and 1998.                                                     6

               Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                             10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        19

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                                                 20
Item 2.        Changes in Securities                                                                             20
Item 3.        Defaults Upon Senior Securities                                                                   20
Item 4.        Submission of Matters to a Vote of Security-Holders                                               20
Item 5.        Other Information                                                                                 20
Item 6.        Exhibits and Reports on Form 8-K                                                                  20

SIGNATURES

                         PITTSBURGH HOME FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           December 31,           September 30,
                                                                                              1999                     1999
                                                                                                       (Unaudited)
                                                                                          -------------------------------------
ASSETS

Cash                                                                                      $   2,089,956           $   1,589,834
Interest-bearing deposits                                                                     2,406,601               3,729,265
                                                                                          -------------           -------------
                                                                                              4,496,557               5,319,099

Investment securities available for sale (cost of $107,057,972 and $113,557,150)            101,434,635             109,745,150
Loans receivable, net of allowance of $2,060,394 and $1,956,744                             301,955,583             278,085,048
Accrued interest receivable                                                                   2,583,770               2,635,063
Premises and equipment, net                                                                   5,002,673               4,586,498
Goodwill                                                                                        228,350                 236,602
Federal Home Loan Bank stock - at cost                                                       10,303,400               9,715,900
Deferred income taxes                                                                         2,295,812               1,682,812
Foreclosed real estate                                                                        2,256,203               1,956,740
Prepaid income taxes                                                                          1,163,858               1,242,673
Other assets                                                                                    459,421                 536,279
                                                                                          -------------           -------------
Total assets                                                                              $ 432,180,262           $ 415,741,864
                                                                                          =============           =============

LIABILITIES

Deposits                                                                                  $ 172,765,527           $ 169,462,592
Advances from Federal Home Loan Bank                                                        196,066,730             184,066,730
Reverse repurchase agreements                                                                25,000,000              25,000,000
Guaranteed preferred beneficial interests in subordinated debt                               10,811,799              10,805,672
Advances by borrowers for taxes and insurance                                                 3,655,155               1,975,086
Other liabilities                                                                             2,741,420               2,405,650
                                                                                          -------------           -------------
Total liabilities                                                                           411,040,631             393,715,730

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                       --                      --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                       21,821                  21,821
Additional paid-in capital                                                                   16,314,636              16,311,188
Treasury stock - at cost, 411,277 and 395,277                                                (5,967,131)             (5,755,444)
Unearned shares of  ESOP                                                                     (1,294,231)             (1,340,100)
Unearned shares of Recognition and Retention Plan                                              (389,810)               (442,970)
Accumulated other comprehensive (loss)                                                       (3,707,000)             (2,516,000)
Retained earnings (substantially restricted)                                                 16,161,346              15,747,639
                                                                                          -------------           -------------
Total stockholders' equity                                                                   21,139,631              22,026,134
                                                                                          -------------           -------------


Total liabilities and stockholders' equity                                                $ 432,180,262           $ 415,741,864
                                                                                          =============           =============



See accompanying notes to unaudited consolidated financial statements.

                PITTSBURGH HOME FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three months ended
                                                                                 December 31,
                                                                          1999                  1998
                                                                       -----------           -----------
                                                                                  (Unaudited)
Interest income:
   Loans receivable                                                    $ 5,505,623           $ 4,217,326
   Mortgage-backed securities                                            1,227,348             1,499,574
   Investment securities
         Taxable                                                           694,203               875,096
         Tax - exempt                                                      105,177               102,946
    Interest-bearing deposits                                               38,353                50,807
                                                                       -----------           -----------
           Total interest income                                         7,570,704             6,745,749

 Interest expense:
    Deposits                                                             1,856,258             1,806,441
    Advances from Federal Home Loan Bank and other borrowings            3,175,111             2,682,006
    Guaranteed preferred beneficial interest
          in subordinated debt                                             252,226               254,619
                                                                       -----------           -----------
           Total interest expense                                        5,283,595             4,743,066
                                                                       -----------           -----------

 Net interest income                                                     2,287,109             2,002,683

 Provision for loan losses                                                 150,000               150,000
                                                                       -----------           -----------
 Net interest income after provision for loan losses                     2,137,109             1,852,683

 Noninterest income:
    Service charges and other fees                                         254,386               180,840
    Net (loss) on trading securities                                            --              (167,231)
    Net gain on  available for sale securities                               3,357                97,292
    Other income                                                            43,417                28,525
                                                                       -----------           -----------

           Total noninterest income                                        301,160               139,426

 Noninterest expenses:
    Compensation and employee benefits                                     888,207               747,406
    Premises and occupancy costs                                           197,221               149,026
    Amortization of goodwill                                                 8,254                 8,254
    Federal insurance premium                                               24,350                22,503
    (Gain) loss on sale of foreclosed real estate                           (2,247)               14,662
    Marketing                                                               97,025                48,719
    Data processing costs                                                   77,550                74,026
    Other expenses                                                         322,825               205,446
                                                                       -----------           -----------
           Total noninterest expense                                     1,613,185             1,270,042

 Income before income taxes                                                825,084               722,067
 Income taxes                                                              252,000               224,000
                                                                       -----------           -----------
Net income                                                             $   573,084           $   498,067
                                                                       ===========           ===========

Diluted earnings per share                                             $      0.36           $      0.30
                                                                       ===========           ===========
Dividends per share                                                    $      0.09           $      0.07
                                                                       ===========           ===========


See accompanying notes to unaudited consolidated financial statements.

                         PITTSBURGH HOME FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                   (UNAUDITED)





                                                                                                 Additional
                                                        Comprehensive           Common             Paid In               Retained
                                                           Income               Stock              Capital               Earnings
                                                           ------               -----              -------               --------

Balance as of September 30, 1999                                             $    21,821         $ 16,311,188        $  15,747,639

Treasury stock purchased

ESOP shares released                                                                  --                3,448                   --

Exercise of stock options                                                             --                   --                   --

RRP amortization                                                                      --                   --                   --

Cash dividends declared                                                               --                   --             (159,376)


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes        $(1,187,643)                  --                   --                   --

Less reclassification adjustment for gains
     included in net income                                  (3,357)
                                                        -----------

Other comprehensive income (loss)                        (1,191,000)

Net income for period                                   $   573,083                   --                    --             573,083
                                                        -----------


Comprehensive Income (loss)                             $  (617,917)
                                                        ===========

                                                                             -----------          ------------       -------------
Balance as of December 31, 1999                                              $    21,821          $ 16,314,636       $  16,161,346
                                                                             ===========          ============       =============

                                                                       Unearned shares of
                                                       Treasury          Employee Stock         Unearned shares of
                                                        Stock            Ownership Plan                RRP
                                                        -----            --------------                ---

Balance as of September 30, 1999                     $(5,755,444)         $(1,340,100)              $(442,970)

Treasury stock purchased                                (211,687)

ESOP shares released                                          --               45,869                      --

Exercise of stock options                                     --                   --                      --

RRP amortization                                              --                   --                  53,160

Cash dividends declared                                       --                   --                      --


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes              --                   --                      --

Less reclassification adjustment for gains included in net income


Other comprehensive income (loss)

Net income for period                                         --                   --                      --



Comprehensive Income (loss)


                                                     -----------          -----------                ---------
Balance as of December 31, 1999                      $(5,967,131)         $(1,294,231)               $(389,810)
                                                     ===========          ===========                =========


                                                        Accumulated                     Total
                                                           other                    Stockholders'
                                                    comprehensive income                Equity
                                                    --------------------                ------

Balance as of September 30, 1999                         $(2,516,000)             $22,026,134

Treasury stock purchased                                                             (211,687)

ESOP shares released                                              --                   49,317

Exercise of stock options                                         --                       --

RRP amortization                                                  --                   53,160

Cash dividends declared                                           --                 (159,376)


Change in unrealized gain (loss) on investment
     securities available for sale, net of taxes                  --                       --

Less reclassification adjustment for gains included in net income


Other comprehensive income (loss)                             (1,191,000)          (1,191,000)

Net income for period                                                 --              573,083



Comprehensive Income (loss)


                                                             -----------          -----------
Balance as of December 31, 1999                              $(3,707,000)         $21,139,631
                                                             ===========          ===========

                         PITTSBURGH HOME FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the three months ended December 31,
                                                                                  1999                     1998
                                                                                  ----                     ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $    573,084            $    498,067
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                        107,842                  77,019
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                               643,739                 (38,799)
     Amortization of RRP and release of ESOP shares                                102,477                 108,004
     Provision for loan losses                                                     150,000                 150,000
     Sale of equity securities, trading                                                 --               1,207,291
     Deferred tax provision (benefit)                                             (534,185)               (370,000)
     Other, net                                                                  2,150,117               1,737,982
                                                                              ------------            ------------
Net cash provided by operating activities                                        3,193,074               3,369,564

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                              (33,531,791)            (26,033,784)
Loan principal repayments                                                       11,196,266              12,102,145
Net REO activity                                                                  (299,463)
Purchases of:
     Available for sale securities                                              (1,632,500)            (17,231,374)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                               5,222,766               9,764,838
     Held to maturity securities                                                                        10,000,000
Purchase of land, premises and equipment                                          (515,765)               (535,847)
Other, net                                                                         613,000                (361,915)
                                                                              ------------            ------------
Net cash (used) provided by investing activities                               (18,947,487)            (12,295,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                            3,433,350               2,789,106
Net increase in certificates of deposit                                           (130,415)                389,960
Increase in advances from the Federal Home Loan Bank                            12,000,000               8,250,000
Cash dividends paid to shareholders                                               (159,377)               (128,835)
Purchase of treasury stock                                                        (211,687)               (457,869)
                                                                              ------------            ------------

Net cash provided  by financing activities                                      14,931,871              10,842,362

Net decrease in cash and cash equivalents                                         (822,542)              1,915,989
Cash and cash equivalents at beginning of year                                   5,319,099               4,476,181
                                                                              ------------            ------------
Cash and cash equivalents at end of year                                      $  4,496,557            $  6,392,170
                                                                              ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of
          $1,942,434 and $1,863,324 in 1999 and 1998
          respectively)                                                       $  5,005,792            $  4,801,406
                                                                              ============            ============

Income taxes paid                                                             $    173,185            $    354,500
                                                                              ============            ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                         728,187                 704,401

Unrealized gain on securities available for sale                                (1,804,000)             (1,087,000)
Deferred income taxes                                                              613,000                 370,000
                                                                              ------------            ------------
Accumulated other comprehensive income                                        $ (1,191,000)           $   (717,000)
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

        As of January 1, 1998, the Company adopted Statement Number 130, "Reporting Comprehensive Income." Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income (loss). During the three months ended December 31, 1999, total comprehensive loss amounted to $617,917, as compared to $218,933 for the three months ended December 31, 1998.

        The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.


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


The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three months ended
                                                                  December 31,
                                                            1999                1998
                                                            ----                ----
Numerator for basic and diluted earnings
per share - net income                                  $  573,084           $  498,067

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                     1,594,846            1,644,572
   Effect of dilutive securities:
   Employee stock options                                    5,950               26,771
   Unvested Management Recognition Plan stock                6,485                7,573
                                                        ----------           ----------
  Dilutive potential common shares                          12,435               34,344
                                                        ----------           ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                      1,607,281            1,678,916
                                                        ==========           ==========
  Basic earnings per share                              $     0.36           $     0.30
                                                        ==========           ==========
  Diluted earnings per share                            $     0.36           $     0.30
                                                        ==========           ==========


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (138,023 and 154,190 shares at

        December 31, 1999 and 1998 respectively) are excluded from basic average shares outstanding.

Note 4 - Recent Accounting and Regulatory Developments

        Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As amended by FAS 137 the standard is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company for the year ended September 30, 2001. The impact of adoption is not expected to materially affect the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At December 31, 1999, the Company's total assets amounted to $432.2 million compared with $415.7 million at September 30, 1999, an increase of 4.0%. Cash and interest-bearing deposits decreased $800,000, or 15.1%, to $4.5 million at December 31, 1999, compared to $5.3 million at September 30, 1999. Investments and mortgage-backed securities decreased $8.3 million, or 7.6%, from $109.7 million at September 30, 1999 to $101.4 million at December 31, 1999. During the three months ended December 31, 1999, the Company's loans receivable, net of allowance, increased $23.9 million, or 8.6%, to $302.0 million at December 31, 1999 compared to $278.1 million at September 30, 1999. The growth is primarily attributable to increases in residential mortgage loans and to a lesser extent, commercial real estate and home equity loans.

        Total liabilities increased by $17.3 million, or 4.4%, to $411.0 million at December 31, 1999 compared to $393.7 million at September 30, 1999. Deposits increased by $3.3 million, or 1.9% to $172.8 million at December 31, 1999 compared to $169.5 million at September 30, 1999. Borrowed funds increased $12.0 million or 5.7% to $221.1 million at December 31, 1999 compared to $209.1 million at September 30, 1999, as the Company increased its FHLB advances to aid liquidity and fund loans receivable. Guaranteed preferred beneficial interest in subordinated debt totaled $10.8 million at December 31, 1999.

        Total stockholders' equity decreased $887,000 or 4.03% to $21.1 million at December 31, 1999 compared to $22.0 million at September 30, 1999. The decrease was primarily attributable to a $1.2 million decrease in the accumulated other comprehensive loss equity account.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $573,000 for the quarter ended December 31, 1999 as compared to $498,000 for the same quarter in 1998. The Company recognized pre-tax net gains on investment sales of $3,000 for the quarter ended December 31, 1999 as compared to pre-tax net losses on trading activities and investment sales of $70,000 for the quarter ended December 31, 1998. Excluding the results of any trading activities and investment sales, net income for the quarter ended December 31, 1999 was $571,000 as compared to $546,000 for the same quarter in 1998, an increase of $25,000 or 4.6%.

        The Company recognized an increase in net interest income before provision for loan losses of $284,000 or 14.2% for the quarter. Noninterest income, excluding any trading activities and investment sales, also increased for the quarter by $88,000 or 42.2%. These increases were offset by an increase in noninterest expense of $343,000 or 27.0% for the quarter.

        Diluted earnings per share was $.36 for the quarter ended December 31, 1999, compared to $.30 per share for the same quarter of 1998. The 1998 quarter's earnings per share amount includes $.03 per share of losses related to the net losses on trading activities and investment sales. Consequently, diluted earnings per share excluding trading activities and investment sales were $.33 for the quarter ended December 31, 1998. There was no impact from the trading activities and investment sales on diluted earnings per share for the quarter ended December 31, 1999.

        INTEREST INCOME. Interest income increased $825,000 or 12.2% for the quarter ended December 31, 1999, compared to the same period in 1998. The average balance on loans receivable increased by $70.0 million for the three months ended December 31, 1999, which was partially offset by a 10 basis point decline in the average yield earned thereon. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, and the ongoing high level of service and commitment will also continue in this area.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                     For the three months ended December 31,

                                                                        1999
                                                    ---------------------------------------------
                                                      Average                        Average
                                                      Balance         Interest     Yield/Rate
                                                    ---------------------------------------------
Interest-earning assets:
 Investment securities                                 $ 43,966            $800            7.28%
 Mortgage-backed securities                              73,642           1,227             6.66
Loans receivable:
 First mortgage loans                                   262,568           4,987             7.60
 Other loans                                             24,721             519             8.40
                                                    ------------     -----------
Total loans receivable                                  287,289           5,506             7.67
Other interest-earning assets                             3,626              38             4.19
                                                    ------------     -----------
Total interest-earning assets                           408,523          $7,571            7.41%
                                                                                 ================
Non-interest earning assets                              16,828
                                                    ------------
Total assets                                           $425,351
                                                    ============

Interest-bearing liabilities:
 Deposits                                              $165,012          $1,857            4.50%
 FHLB advances and other                                214,684           3,175             5.92
 Guaranteed preferred beneficial
   interest in subordinated debt                         11,500             252             8.77
 Escrows                                                     --              --               --
                                                    ------------     -----------
Total interest-bearing liabilities                     $391,196          $5,284            5.40%
                                                                                 ================
Non-interest bearing liabilities                         12,788
                                                    ------------
Total liabilities                                       403,984
Stockholders' equity                                     21,367
                                                    ------------
Total liabilities and stockholders' equity             $425,351
                                                    ============
Net interest-earning assets                             $17,327
                                                    ============
Net interest income/interest rate spread                                 $2,287            2.01%
                                                                     ============================
Net interest margin                                                                        2.24%
                                                                                 ================

                                                                              1998
                                                       ---------------------------------------------------
                                                             Average                          Average
                                                             Balance           Interest      Yield/Rate
                                                       ---------------------------------------------------
Interest-earning assets:
 Investment securities                                          $ 55,633             $978           7.03%
 Mortgage-backed securities                                       89,455            1,499            6.70
Loans receivable:
 First mortgage loans                                            199,244            3,807            7.64
 Other loans                                                      18,019              411            9.12
                                                       -----------------------------------
Total loans receivable                                           217,263            4,218            7.77
Other interest-earning assets                                      5,317               51            3.84
                                                       -----------------------------------
Total interest-earning assets                                    367,668           $6,746           7.34%
                                                                                           ===============
Non-interest earning assets                                       11,477
                                                       ------------------
Total assets                                                    $379,145
                                                       ==================

Interest-bearing liabilities:
 Deposits                                                       $152,301           $1,806           4.74%
 FHLB advances and other                                         182,324            2,673            5.86
 Guaranteed preferred beneficial
   interest in subordinated debt                                  11,500              255            8.87
 Escrows                                                           2,397                9            1.50
                                                       -----------------------------------
Total interest-bearing liabilities                              $348,522           $4,743           5.44%
                                                                                           ===============
Non-interest bearing liabilities                                   6,172
                                                       ------------------
Total liabilities                                                354,694
Stockholders' equity                                              24,451
                                                       ------------------
Total liabilities and stockholders' equity                      $379,145
                                                       ==================
Net interest-earning assets                                      $19,146
                                                       ==================
Net interest income/interest rate spread                                           $2,003           1.90%
                                                                             =============================
Net interest margin                                                                                 2.18%
                                                                                           ===============

The average balance of investment and mortgage-backed securities totaled $117.6 million with a weighted average yield of 6.89% for the three months ended December 31, 1999 compared to $145.1 million with a weighted average yield of 6.83% for the same period in 1998. During the three months ended December 31, 1999, the Company has continued to change its asset mix by decreasing its investment portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable.

Loans receivable, net at December 31, 1999 and September 30, 1999 are summarized below:

                                                         December 31, 1999            September 30, 1999
                                                         -----------------            ------------------
First mortgage loans:
Secured by 1-4 family residence                            $ 238,753,980                $ 219,675,811
1-4 family residential construction                           16,662,407                   17,896,602
1-4 family residential construction
    -builder                                                  18,291,577                   20,827,475
Commercial construction                                        5,827,425                           --
Non-residential                                               16,487,275                   15,678,557
Less loans in process                                        (18,384,659)                 (18,997,323)
Deferred loan costs                                              561,076                      521,928
Unamortized premium on mortgage loans                             26,050                           --
                                                           -------------                -------------
Total first mortgage loans                                   278,225,131                  255,603,050
                                                           =============                =============

Home equity loans and lines                                   20,010,581                   18,556,225
Other loans                                                    5,780,264                    5,882,517
Less allowance for loan losses                                (2,060,393)                  (1,956,744)
                                                           -------------                -------------
                                                           $ 301,955,583                $ 278,085,048
                                                           =============                =============



        INTEREST EXPENSE. Interest expense increased $541,000 or 11.4% for the three months ended December 31, 1999, compared to the same period in 1998. The increase was due primarily to a $42.7 million increase in average interest-bearing liabilities for the three months ended December 31, 1999 when compared to the same period in 1998. Average deposits increased $12.7 million for the three months ended December 31, 1999 when compared to the same period in 1998. Average borrowed funds increased $32.4 million for the three months ended December 31, 1999 when compared to the same period in 1998. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $252,000 for the three months ended December 31, 1999 when compared to $255,000 for the same period in 1998. On March 6, 1998, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. This purchase was in connection with the Bank's ongoing management of its interest rate risk position. The cap is being used as an off-balance sheet hedge to the Bank's risk associated with shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $12,500 for the three months ended December 31,1999.

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


Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 1999 and 1998:


                                         December 31, 1999         December 31, 1998
                                         -----------------        ------------------
Balance at beginning of year               $ 1,956,744                $ 1,737,973
Provision charged to income                    150,000                    150,000
Chargeoffs                                     (47,594)                  (165,125)
Recoveries                                       1,244                      1,471
                                           -----------                -----------
Balance at end of period                   $ 2,060,394                $ 1,724,319
                                           ===========                ===========

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 1999, the Company's non-performing assets decreased from $5.0 million at September 30, 1999 to $4.7 million at December 31, 1999. This $300,000 or 6.0% decrease was primarily attributable to a $600,000 or 22.6% decrease in non-accruing loans which was offset by a $300,000 increase in real estate owned. Subsequent to September 30, 1999, the Company sold three of its real estate owned properties for a net gain of $2,000; and an additional three loans ranging from $28,000 to $300,000 were transferred into real estate owned at December 31, 1999, and are listed for sale.

        Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses, which are charged against income. During each of the three months ended December 31, 1999 and 1998, the Company recorded provisions for losses on loans of $150,000.

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

        NONINTEREST INCOME. Noninterest income increased by $162,000 or 116.5% for the three months ended December 31, 1999 compared to the same period in 1998. The increase for the three months is attributable to a $73,000 or 40.3% increase in service charges and other fees and a $14,000 or 48.3% increase in other income. The Company recognized pre-tax net gains on investment sales of $3,000 for the three months ended December 31, 1999. This compares to pre-tax net losses on trading activities and investment sales of $70,000 for the three months ended December 31, 1998.

        NONINTEREST EXPENSES. Noninterest expenses increased by $343,000 or 27.0% for the three months ended December 31, 1999, compared to the same period in 1998. The increase was primarily attributable to an $141,000 increase in salaries and employee benefits, an $118,000 increase in other expenses, a $48,000 increase in premises and occupancy costs, and a $48,000 increase in marketing costs for the three months ended December 31, 1999 when compared to the same period in 1998. The increase in salaries and employee benefits is due to normal salary increases and the hiring of new employees. The increase in other expenses is due to increased operating costs. The increase in premises and occupancy costs is due to the building of a new branch and the addition of administrative offices. The increase in marketing costs is the result of an increase in advertising in addition to marketing of the new branch office.

        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $252,000 for the three months ended December 31, 1999, compared with $224,000 for the same period in 1998. The effective tax rates during the three months ended December 31, 1999 and 1998 were 30.5% and 31.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilized other borrowing sources, primarily advances from the FHLB of Pittsburgh. At December 31, 1999, the Company had $196.0 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At December 31, 1999, the total approved loan commitments outstanding amounted to $18.9 million, and unused lines of credit amounted to $5.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999, totaled $79.5 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                     Tier I          Tier I          Total
                                                    Leverage       Risk-Based      Risk-Based
                                                     Capital         Capital         Capital
                                                     -------         -------          -------
Regulatory capital as a percentage                    7.39%          14.75%          15.69%
Minimum capital required as a percentage              4.00            4.00            8.00
                                                      ====           =====           =====
Excess regulatory capital as a percentage             3.39%          10.75%           7.69%
                                                      ====           =====           =====
Well-capitalized requirement                          5.00%           6.00%          10.00%
                                                      ====           =====           =====


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

        The Awareness and Assessment phases of the Company's plan are completed as related to the understanding and educating of the Board and appropriate management personnel as to the issues related to the Y2K problem. The Company is continuously upgrading its comprehensive project plan (year 2000 binder), and has completed its inventory of equipment, hardware, and software; updated its Disaster Recovery Plan ("DRP"); and reported the project status to its Board, its regulators, and its customer base. The Awareness phase, including the comprehensive inventory of all hardware and software systems (including systems purchased from software vendors) was completed March 31, 1998. The Assessment of all hardware and software systems was completed June 30, 1998.

        The Renovation phase of the Bank's project plan centered around the initial contact and response evaluation of year 2000 letters and worksheets which were sent to vendors and suppliers; the focus was on entities which have been classified as fatal or critical to the ongoing operations of the Company. The Company has coordinated with its third party vendors and suppliers and has successfully completed all of its Y2K testing.

        The Validation and Implementation phases revolved around the resolution of all vendor's and supplier's compliance status. All critical equipment or services that were non-compliant were replaced. The testing of vendor provided mission-critical systems, including the Company's third party service provider was completed.

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

        The Company's costs associated with Year 2000 include an additional assessment from its third party provider, consultant fees associated with its DRP and the ongoing Y2K project plan, various hard costs for the replacement of non-compliant computer, telephone, and related equipment. Excluding the "soft" costs of Company management and personnel time, the Company estimates that the total Year 2000 project costs have not exceeded $200,000 (pre-tax).

        As of the filing date of this Form 10-Q, the Company's business operation has not been materially impacted by Y2K matters. The Company's Y2K contingency plan did not have to be implemented nor has the Company had to address any major problems with its service provider or any of its third party vendors.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are presented at September 30, 1999 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on December 29, 1999. Management believes there have been no material changes in the Company's market risk since September 30, 1999.

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



                             PITTSBURGH HOME FINANCIAL CORP.



Date: February 14, 2000      By: /s/J. Ardie Dillen
                                 ------------------
                                 J. Ardie Dillen
                                 Chairman, President and Chief Executive Officer



Date: February 14, 2000      By: /s/ Michael J. Kirk
                                 -------------------
                                 Michael J. Kirk
                                 Executive Vice President and Chief
                                 Financial Officer