Form 10-Q
period 2000-03-31
PITTSBURGH FINANCIAL CORP
filed 2000-05-15
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          25-1772349
 ------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


           225 Ross Street
       Pittsburgh, Pennsylvania                                    15219
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)

                                 (412) 227-1945
                      -------------------------------------
              (Registrant's telephone number, including area code)

                         PITTSBURGH HOME FINANCIAL CORP.
                         -------------------------------
                                  (Former name)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2000, there were issued and outstanding 1,697,506 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of March 31, 2000
          (unaudited) and September 30, 1999                                                    3

          Consolidated Statements of Income (unaudited) for the three and six
          months ended March 31, 2000 and 1999.                                                 4

          Consolidated Statement of Changes in Stockholders' Equity
          (unaudited) for the six months ended March 31, 2000.                                  5

          Consolidated Statements of Cash Flows (unaudited) for the
          six months ended March 31, 2000 and 1999.                                             6

          Notes to Unaudited Consolidated Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           19

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                                    20
Item 2.   Changes in Securities                                                                20
Item 3.   Defaults Upon Senior Securities                                                      20
Item 4.   Submission of Matters to a Vote of Security-Holders                                  20
Item 5.   Other Information                                                                    21
Item 6.   Exhibits and Reports on Form 8-K                                                     21

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       March 31,            September 30,
                                                                                          2000                   1999
                                                                                      -------------         -------------
                                                                                                  (Unaudited)
ASSETS

Cash                                                                                  $   1,326,705         $   1,589,834
Interest-bearing deposits                                                                 4,804,803             3,729,265
                                                                                      -------------         -------------
                                                                                          6,131,508             5,319,099

Investment securities available for sale (cost of $92,427,421 and$113,557,150)           86,700,421           109,745,150
Loans receivable, net of allowance of $2,082,225 and $1,956,744                         312,654,687           278,085,048
Accrued interest receivable                                                               2,636,556             2,635,063
Premises and equipment, net                                                               5,274,984             4,586,498
Goodwill                                                                                    220,096               236,602
Federal Home Loan Bank stock - at cost                                                   10,763,400             9,715,900
Deferred income taxes                                                                     2,333,812             1,682,812
Foreclosed real estate                                                                    1,607,539             1,956,740
Prepaid income taxes                                                                      1,396,615             1,242,673
Other assets                                                                                518,647               536,279
                                                                                      -------------         -------------
Total assets                                                                          $ 430,238,265         $ 415,741,864
                                                                                      =============         =============

LIABILITIES

Deposits                                                                              $ 172,936,839         $ 169,462,592
Advances from Federal Home Loan Bank                                                    194,266,730           184,066,730
Reverse repurchase agreements                                                            25,000,000            25,000,000
Guaranteed preferred beneficial interests in subordinated debt                           10,817,925            10,805,672
Advances by borrowers for taxes and insurance                                             3,843,277             1,975,086
Other liabilities                                                                         2,956,947             2,405,650
                                                                                      -------------         -------------
Total liabilities                                                                       409,821,718           393,715,730

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                   --                    --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                   21,821                21,821
Additional paid-in capital                                                               16,305,434            16,311,188
Treasury stock - at cost, 484,619 and 395,277                                            (6,874,791)           (5,755,444)
Unearned shares of ESOP                                                                  (1,247,390)           (1,340,100)
Unearned shares of Recognition and Retention Plan                                          (336,650)             (442,970)
Accumulated other comprehensive (loss)                                                   (3,780,000)           (2,516,000)
Retained earnings (substantially restricted)                                             16,328,123            15,747,639
                                                                                      -------------         -------------
Total stockholders' equity                                                               20,416,547            22,026,134
                                                                                      -------------         -------------


Total liabilities and stockholders' equity                                            $ 430,238,265         $ 415,741,864
                                                                                      =============         =============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three months ended                  Six months ended
                                                                  March 31,                           March 31,
                                                                 (Unaudited)                         (Unaudited)
                                                         -----------------------------       -------------------------------
                                                            2000               1999              2000               1999
                                                         -----------       -----------       ------------       ------------
Interest income:
   Loans receivable                                      $ 5,911,985       $ 4,517,005       $ 11,417,608       $  8,734,331
   Mortgage-backed securities                              1,117,664         1,474,707          2,345,012          2,974,281
    Investment securities:
        Taxable                                              686,577           728,105          1,380,780          1,603,201
        Tax exempt                                            42,761           103,009            147,938            205,955
   Interest-bearing deposits                                  49,660            45,437             88,013             96,244
                                                         -----------       -----------       ------------       ------------
          Total interest income                            7,808,647         6,868,263         15,379,351         13,614,012

Interest expense:
   Deposits                                                1,868,604         1,718,420          3,724,862          3,524,861
   Federal Home Loan Bank and other borrowings             3,374,607         2,647,823          6,549,718          5,329,829
   Guaranteed preferred beneficial interest
        in subordinated debt                                 252,227           252,227            504,453            506,846
                                                         -----------       -----------       ------------       ------------
          Total interest expense                           5,495,438         4,618,470         10,779,033          9,361,536
                                                         -----------       -----------       ------------       ------------

Net interest income                                        2,313,209         2,249,793          4,600,318          4,252,476

Provision for loan losses                                    150,000           150,000            300,000            300,000
                                                         -----------       -----------       ------------       ------------
Net interest income after provision for loan losses        2,163,209         2,099,793          4,300,318          3,952,476

Noninterest income:
   Service charges and other fees                            213,096           193,282            467,482            374,122
   Extinguishment of facility lease                         (201,500)               --           (201,500)                --
   Net gain on sale of fixed assets                           77,297                --             77,297                 --
   Net (loss) on trading securities                               --           (14,625)                --           (181,856)
   Net gain/(loss) on available for sale securities         (174,896)           80,000           (171,539)           177,292
   Other income                                               34,876            27,058             78,293             55,583
                                                         -----------       -----------       ------------       ------------
          Total noninterest income (loss)                    (51,127)          285,715            250,033            425,141

Noninterest expenses:
   Compensation and employee benefits                        904,720           840,377          1,792,927          1,587,783
   Premises and occupancy costs                              212,227           166,293            409,448            315,319
   Amortization of goodwill                                    8,253             8,253             16,507             16,507
   Federal insurance premium                                   9,002            23,861             33,352             46,364
   Loss on sale of foreclosed real estate                     87,591                --             85,344             14,662
   Marketing                                                  56,441            69,440            153,466            118,159
   Data processing costs                                      76,633            84,182            154,183            158,208
   Other expenses                                            370,420           299,343            693,245            504,789
                                                         -----------       -----------       ------------       ------------
          Total noninterest expense                        1,725,287         1,491,749          3,338,472          2,761,791
                                                         -----------       -----------       ------------       ------------

Income before income taxes                                   386,795           893,759          1,211,879          1,615,826
Income taxes                                                  67,243           278,000            319,243            502,000
                                                         -----------       -----------       ------------       ------------
Net income                                               $   319,552       $   615,759       $    892,636       $  1,113,826
                                                         ===========       ===========       ============       ============

Diluted earnings per share                               $      0.20       $      0.37       $       0.56       $       0.67
                                                         ===========       ===========       ============       ============

Dividends per share                                      $      0.09       $      0.07       $       0.18       $       0.14
                                                         ===========       ===========       ============       ============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                                                          Accumulated
                                                                                   Unearned                  other
                                            Additional                             shares of    Unearned    compre-       Total
                     Comprehensive Common     Paid In      Retained   Treasury  Employee Stock   shares     hensive   Stockholders'
                        Income      Stock     Capital      Earnings    Stock    Ownership Plan   of RRP      income       Equity
                      -----------  -------  -----------  ----------- ---------- --------------  --------   ---------- -------------
Balance as of
 September 30, 1999                $21,821  $16,311,188  $15,747,639 $(5,755,444) $(1,340,100) $(442,970) $(2,516,000) $22,026,134

Treasury stock
 purchased                                                            (1,119,347)                                       (1,119,347)

ESOP shares released                    --       (5,754)          --          --       92,710         --           --       86,956

Exercise of
 stock options                          --           --           --                       --         --           --           --

RRP amortization                        --           --           --          --           --    106,320           --      106,320

Cash dividends declared                 --           --     (312,152)         --           --         --           --     (312,152)

Change in unrealized
 gain (loss)
 on investment
 securities available
 for sale,
 net of taxes          $(1,092,461)     --           --           --          --           --         --           --           --

Less reclassification
 adjustment for
 gains included
 in net income            (171,539)
                       -----------

Other comprehensive
 income (loss)          (1,264,000)                                                                        (1,264,000)  (1,264,000)

Net income for period  $   892,636      --           --      892,636          --           --         --           --      892,636
                       -----------

Comprehensive
 Income (loss)         $  (371,364)
                       ===========
                                   -----------------------------------------------------------------------------------------------
Balance as of
  March 31, 2000                   $21,821  $16,305,434  $16,328,123 $(6,874,791) $(1,247,390) $(336,650) $(3,780,000) $20,416,547
                                   ===============================================================================================

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For the six months ended March 31,
                                                                      2000               1999
                                                                 -------------       ------------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    892,636       $  1,113,826
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                            151,936            155,330
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                   684,952           (386,600)
     Amortization of RRP and release of ESOP shares                    193,276            206,646
     Provision for loan losses                                         300,000            300,000
     Sale of equity securities, trading                                     --          1,371,416
     Deferred tax provision (benefit)                                 (651,000)          (893,870)
     Other, net                                                      2,293,937          1,708,526
                                                                  ------------       ------------
Net cash provided by operating activities                            3,865,737          3,575,274

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                  (55,681,793)       (48,357,115)
Loan principal repayments                                           23,976,525         23,136,943
Net REO activity                                                       349,201                 --
Purchases of:
     Available for sale securities                                  (2,092,500)       (20,181,374)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                  18,325,405         23,015,696
     Held to maturity securities                                            --         10,000,000
Purchase of land, premises and equipment                              (823,915)          (845,176)
Other, net                                                             651,000           (535,205)
                                                                  ------------       ------------
Net cash (used) provided by investing activities                   (15,296,077)       (13,766,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                3,847,909          4,896,957
Net increase in certificates of deposit                               (373,662)        (2,500,097)
Increase in advances from the Federal Home Loan Bank                10,200,000          8,250,000
Cash dividends paid to shareholders                                   (312,152)          (253,342)
Purchase of treasury stock                                          (1,119,346)        (1,352,526)
                                                                  ------------       ------------

Net cash provided by financing activities                           12,242,749          9,040,992

Net (decrease) increase in cash and cash equivalents                   812,409         (1,149,965)
Cash and cash equivalents at beginning of year                       5,319,099          4,476,181
                                                                  ------------       ------------
Cash and cash equivalents at end of year                          $  6,131,508       $  3,326,216
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits
       of $3,670,204 and $3,631,276 in 2000 and 1999
       respectively)                                              $ 10,064,109       $  9,483,364
                                                                  ============       ============

Income taxes paid                                                 $    473,185       $  1,413,000
                                                                  ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned             834,016            294,869

Unrealized gain on securities available for sale                    (1,915,000)        (1,750,000)
Deferred income taxes                                                  651,000            595,000
                                                                  ------------       ------------
Accumulated other comprehensive income                            $ (1,264,000)      $ (1,155,000)
                                                                  ============       ============


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements of Pittsburgh Financial Corp. (formerly Pittsburgh Home Financial Corp.) (the "Company") have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BankPittsburgh (formerly Pittsburgh Home Savings Bank) (the "Bank") and Pittsburgh Home Capital Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

        Components of Comprehensive Income include net income and unrealized gains or losses on the Company's available-for-sale securities. During the six months ended March 31, 2000, total comprehensive loss amounted to $371,364, as compared to $41,174 for the six months ended March 31, 1999.

        The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three months ended              Six months ended
                                                            March 31,                      March 31,
                                                      2000            1999            2000            1999
                                                   ----------      ----------      ----------      ----------
Numerator for basic and diluted earnings
per share - net income                             $  319,552      $  615,759      $  892,636      $1,113,826

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                1,553,376       1,601,253       1,574,111       1,622,913
   Effect of dilutive securities:
   Employee stock options                               7,773          33,693          14,649          30,232
   Unvested Management Recognition Plan stock              --          14,535              --          11,054
                                                   ----------------------------------------------------------
  Dilutive potential common shares                      7,773          48,228          14,649          41,286
                                                   ----------------------------------------------------------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                 1,561,149       1,649,481       1,588,760       1,664,199
                                                   ==========================================================
  Basic earnings per share                         $     0.21      $     0.38      $     0.57      $     0.68
                                                   ==========================================================
  Diluted earnings per share                       $     0.20      $     0.37      $     0.56      $     0.67
                                                   ==========================================================


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (133,782 and 150,072 shares at March 31, 2000 and 1999 respectively) are excluded from basic average shares outstanding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At March 31, 2000, the Company's total assets amounted to $430.2 million compared with $415.7 million at September 30, 1999, an increase of 3.5%. Cash and interest-bearing deposits increased $800,000, or 15.1%, to $6.1 million at March 31, 2000, compared to $5.3 million at September 30, 1999. Investments and mortgage-backed securities decreased $23.0 million, or 21.0%, from $109.7 million at September 30, 1999 to $86.7 million at March 31, 2000. The Company has continued to change its asset mix by decreasing its investment portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable. During the six months ended March 31, 2000, the Company's loans receivable, net of allowance, increased $34.6 million, or 12.4%, to $312.7 million at March 31, 2000 compared to $278.1 million at September 30, 1999. The growth is primarily attributable to increases in residential mortgage loans and to a lesser extent, commercial real estate and home equity loans.

        Total liabilities increased by $16.1 million, or 4.1%, to $409.8 million at March 31, 2000 compared to $393.7 million at September 30, 1999. Deposits increased by $3.4 million, or 2.0% to $172.9 million at March 31, 2000 compared to $169.5 million at September 30, 1999. Borrowed funds increased $10.2 million or 4.9% to $219.3 million at March 31, 2000 compared to $209.1 million at September 30, 1999, as the Company increased its FHLB advances to aid liquidity and fund loans receivable. Guaranteed preferred beneficial interest in subordinated debt totaled $10.8 million at March 31, 2000.

        Total stockholders' equity decreased $1.6 million or 7.3% to $20.4 million at March 31, 2000 compared to $22.0 million at September 30, 1999. The decrease was primarily attributable to a $1.3 million decrease in comprehensive loss along with the purchase of treasury shares totaling $1.1 million.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $320,000 for the quarter ended March 31, 2000 as compared to $616,000 for the same quarter in 1999. For the six months ended March 31, 2000, net income was $893,000 as compared to $1.11 million for the six months ended March 31, 1999. The Company recognized pre-tax net losses on investment sales of $175,000 and an early extinguishment of a facility lease of $202,000 for the quarter, offset by a net gain on sale of fixed assets of $77,000, and pre-tax net losses on investment sales of $172,000 and the same $202,000 pre-tax net loss on the early extinguishment of a facility lease, again offset by a net gain on sale of fixed assets of $77,000 for the six months ended March 31, 2000. This compares to a pre-tax net gain on investment sales of $65,000 for the quarter and a pre-tax net loss on investment sales of $5,000 for the six months ended March 31, 1999. Excluding the results of investment sales, early lease extinguishment, and sale of fixed assets, net income for the quarter ended March 31, 2000 was $526,000 as compared to $571,000 for the same quarter in 1999, a decrease of 7.9%. Excluding the results of the investment sales, early lease extinguishment, and sale of fixed assets, for the six months ended March 31, 2000 net income was $1.10 million as compared to $1.11 million for the six months ended March 31, 1999, a decrease of .9%.

        The Company recognized an increase in net interest income before provision for loan losses of $63,000 or 2.8% for the quarter and $348,000 or 8.2% for the six month period as compared to the same periods in the prior year. Noninterest income (excluding the investment sales, early lease extinguishment, and fixed asset sales) increased $28,000 or 12.5% for the quarter and increased $116,000 or 27.0% for the six month period as compared to the same period in the prior year. Noninterest expense increased $156,000 or 10.4% for the quarter and $499,000 or 18.1% for the six month period. The increase in noninterest expense is primarily attributable to the increased personnel and facility costs of the Company's newest branch office, increased personnel costs of the Company's commercial lending department, additional consulting and professional services fees related to the Company's strategic technology initiatives, facility planning issues, and the development of a new Delaware investment company subsidiary, and an overall increase in general operating expenses.

        Diluted earnings per share was $.20 for the quarter ended March 31, 2000, compared to $.37 per share for the same quarter of 1999. Excluding the investment sales, the early lease extinguishment, and the sale of fixed assets items noted above, diluted earnings per share were $.33 for the quarter ended March 31, 2000 and $.35 for the same quarter in 1999. Diluted earnings per share was $.56 for the six months ended March 31, 2000 compared to $.67 for the same period in 1999. The six months ended March 31, 2000 earnings per share amounts included $.13 per share of losses relating to investment sales, early extinguishment of lease costs, and gains on sale of fixed assets, as compared to $.01 per share of gains related to trading activities and investment sales for the six months ended March 31, 1999. Consequently, diluted earnings per share excluding investment sales, early lease extinguishment costs, and gain on fixed asset sales was $.69 for the six months ended March 31, 2000 as compared to $.68 for the six months ended March 31, 1999, an increase of 2.9%.

        INTEREST INCOME. Interest income increased $941,000 or 13.7% for the quarter and $1.8 million or 13.0% for the six months ended March 31, 2000, compared to the same period in 1999. The average balance on loans receivable increased by $80.1 million and $75.1 million for the quarter and six months ended March 31, 2000, which was partially offset by a 24 and 18 basis point decline in the average yield earned thereon. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, and the ongoing high level of service and commitment will also continue in this area.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                      For the three months ended March 31,

                                                         2000                                        1999
                                           ---------------------------------           ---------------------------------
                                            Average                 Average             Average                 Average
                                            Balance    Interest   Yield/Rate            Balance    Interest   Yield/Rate
                                            --------   --------   ----------            --------   --------   ----------
Interest-earning assets:
 Investment securities                      $ 34,494     $  730        7.59%            $ 48,452     $  831       6.86%
 Mortgage-backed securities                   65,088      1,118        6.87               91,954      1,475       6.87
Loans receivable:
 First mortgage loans                        266,170      4,940        7.42              204,971      4,116       8.03
 Other loans                                  42,457        972        9.13               23,617        401       6.79
                                            --------     ------                         -------------------
Total loans receivable                       308,717      5,912        7.66              228,588      4,517       7.90
Other interest-earning assets                  3,965         49        4.94                3,563         45       5.05
                                            --------     ------                         -------------------
Total interest-earning assets                416,264     $7,809        7.50%             372,557     $6,868       7.37%
                                                                       ====                                       ====
Non-interest earning assets                   16,185                                      13,185
                                            --------                                    --------
Total assets                                $432,449                                    $385,742
                                            ========                                    ========

Interest-bearing liabilities:
 Deposits                                   $165,297     $1,869        4.52%            $152,178     $1,718       4.52%
 FHLB advances and other                     223,425      3,374        6.04              187,838      2,648       5.64
 Guaranteed preferred beneficial
   interest in subordinated debt              11,500        252        8.77               11,500        252       8.77
 Escrows                                          --         --          --                2,397          9       1.50
                                            --------     ------                         -------------------
Total interest-bearing liabilities          $400,222     $5,495        5.49%            $354,857     $4,618       5.21%
                                                                       ====                                       ====
Non-interest bearing liabilities              11,864                                       6,957
                                            --------                                    --------
Total liabilities                            412,086                                     361,814
Stockholders' equity                          20,363                                      23,928
                                            --------                                    --------
Total liabilities and stockholders' equity  $432,449                                    $385,742
                                            ========                                    ========

Net interest-earning assets                 $ 16,042                                    $ 17,700
                                            ========                                    ========
Net interest income/interest rate spread                 $2,314        2.01%                         $2,250       2.17%
                                                         ==================                          =================
Net interest margin                                                    2.22%                                      2.42%
                                                                       ====                                       ====

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the six months ended March 31,

                                                         2000                                        1999
                                           ---------------------------------           ---------------------------------
                                            Average                 Average             Average                 Average
                                            Balance    Interest   Yield/Rate            Balance    Interest   Yield/Rate
                                            --------   --------   ----------            --------   --------   ----------
Interest-earning assets:
 Investment securities                       $ 41,230    $ 1,528     7.41%              $ 52,246    $ 1,809       6.92%
 Mortgage-backed securities                    69,365      2,345     6.76                 91,047      2,974       6.53
Loans receivable:
 First mortgage loans                         263,751      9,888     7.50                206,929      7,922       7.66
 Other loans                                   34,251      1,530     8.93                 15,996        813      10.17
                                             --------    -------                        -------------------
Total loans receivable                        298,002     11,418     7.66                222,925      8,735       7.84
Other interest-earning assets                   3,796         88     4.64                  4,330         96       4.43
                                             --------    -------                        -------------------
Total interest-earning assets                 412,393    $15,379     7.46%               370,548    $13,614       7.35%
                                                                     ====                                         ====
Non-interest earning assets                    16,507                                     12,860
                                             --------                                   --------
Total assets                                 $428,900                                   $383,408
                                             ========                                   ========

Interest-bearing liabilities:
 Deposits                                    $165,154    $ 3,725     4.51%              $152,240     $3,525       4.63%
 FHLB advances and other                      219,055      6,550     5.98                185,081      5,322       5.75
 Guaranteed preferred beneficial
   interest in subordinated debt               11,500        504     8.77                 11,500        507       8.82
 Escrows                                           --         --       --                  2,869          8       0.56
                                             --------    -------                        -------------------
Total interest-bearing liabilities           $395,709    $10,779     5.45%              $351,690     $9,362       5.32%
                                                                     ====                                         ====
Non-interest bearing liabilities               12,326                                      7,488
                                             --------                                   --------
Total liabilities                             408,035                                    359,178
Stockholders' equity                           20,865                                     24,230
                                             --------                                   --------
Total liabilities and stockholders' equity   $428,900                                   $383,408
                                             ========                                   ========

Net interest-earning assets                  $ 16,684                                   $ 18,858
                                             ========                                   ========
Net interest income/interest rate spread                 $ 4,600     2.01%                          $ 4,252       2.02%
                                                         ================                           ==================
Net interest margin                                                  2.23%                                        2.29%
                                                                     ====                                         ====

The average balance of investment and mortgage-backed securities totaled $99.6 million and $110.6 million with weighted average yields of 7.14% and 7.00% for the three and six months ended March 31, 2000 compared to $140.4 million and $143.3 million with weighted average yields of 6.57% and 6.68% for the same periods in 1999. During the six months ended March 31, 2000, the Company continued to change its asset mix by decreasing its investment portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable.

Net loans receivable at March 31, 2000 and September 30, 1999 are summarized below:

                                                 March 31, 2000     September 30, 1999
                                                 --------------     ------------------
First mortgage loans:
Secured by 1-4 family residence                   $ 247,203,657       $ 219,675,811
1-4 family residential construction                  14,860,446          17,896,602
1-4 family residential construction - builder        18,254,577          20,827,475
Commercial construction                              11,099,997                  --
Non-residential                                      17,945,413          15,678,557
Less loans in process                               (21,126,111)        (18,997,323)
Deferred loan costs                                     572,090             521,928
Unamortized premium on mortgage loans                    36,651                  --
                                                  -------------       -------------
Total first mortgage loans                          288,846,720         255,603,050
                                                  =============       =============

Home equity loans and lines                          20,747,776          18,556,225
Other loans                                           5,142,416           5,882,517
Less allowance for loan losses                       (2,004,468)         (1,956,744)
                                                  -------------       -------------
                                                  $ 312,732,444       $ 278,085,048
                                                  =============       =============

        INTEREST EXPENSE. Interest expense increased $877,000 or 19.0% and $1.4 million or 15.1% for the three and six months ended March 31, 2000, compared to the same period in 1999. The increase was due primarily to a $45.4 million and $44.0 million increase in average interest-bearing liabilities for the three and six months ended March 31, 2000 when compared to the same period in 1999. Average deposits increased $13.1 million and $12.9 million for the three and six months ended March 31, 2000 when compared to the same period in 1999. Average borrowed funds increased $35.6 million and $34.0 million for the three and six months ended March 31, 2000 when compared to the same period in 1999. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $252,000 and $504,000 for the three and six months ended March 31, 2000 when compared to $252,000 and $507,000 for the same period in 1999. In connection with the Bank's ongoing management of its interest rate risk position, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. The cap is an off-balance sheet hedge to the Bank's risk associated with shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $25,000 for the six months ended March 31, 2000.

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


Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2000 and 1999:


                                 March 31, 2000    March 31, 1999
                                 --------------    --------------
Balance at beginning of year      $ 1,956,744       $ 1,737,973
Provision charged to income           300,000           300,000
Chargeoffs                           (176,709)         (272,575)
Recoveries                              2,190             2,251
                                  -----------       -----------
Balance at end of period          $ 2,082,225       $ 1,767,649
                                  ===========       ===========

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 1999, the Company's non-performing assets decreased from $5.0 million at September 30, 1999 to $3.3 million at March 31, 2000. This $1.7 million or 34.0% decrease was primarily attributable to a $1.3 million or 42.2% decrease in non-accruing loans and a $300,000 decrease in real estate owned. For the three and six months ended March 31, 2000 the Company recognized net losses of $88,000 and $85,000, respectively, on foreclosed real estate.

        Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses, which are charged against income. During the three and six months ended March 31, 2000, the Company recorded provisions for losses on loans of $150,000 and $300,000, respectively, which were the same provisions for losses on loans in the same periods in the prior year.

        Although management utilizes its best judgment in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.


        NONINTEREST INCOME. Noninterest income decreased by $337,000 or 117.8% and $175,000 or 41.2% for the three and six months ended March 31, 2000 compared to the same period in 1999. The Company closed its Oakland and Bloomfield branch offices and transferred the deposits to its new facility located in Bloomfield. The Company believes that the new facility will enable the Bank to expand its deposit and loan base in the Pittsburgh community of Bloomfield. The Company incurred a $202,000 loss for the early extinguishment of a facility lease, which was offset by a net gain on the sale of its Oakland facility of $77,000. The Company recognized pre-tax net losses on investment sales of $175,000 and $172,000 for the three and six months ended March 31, 2000 compared to pre-tax net gains on investment sales of $65,000 and a pre-tax net loss on investment sales of $5,000 for the three and six months ended March 31, 1999. Noninterest income (excluding the investment sales, early lease extinguishment, and fixed asset sales) increased $28,000 or 12.5% for the three month period and increased $116,000 or 27.0% for the six month period ended March 31, 2000 as compared to the same periods in the prior year. Service charges and other fees increased $20,000 or 10.3% and $93,000 or 25.0% for the three and six months ended March 31, 2000 when compared to the same period in 1999.

        NONINTEREST EXPENSES. Noninterest expenses increased by $156,000 or 10.4% and $499,000 or 18.1% for the three and six months ended March 31, 2000, compared to the same period in 1999. The increase was primarily attributable to a $64,000 and $205,000 increase in salaries and employee benefits, a $71,000 and $188,000 increase in other expenses, a $46,000 and $94,000 increase in premises and occupancy costs, and a $13,000 decrease and a $35,000 increase in marketing costs for the three and six months ended March 31, 2000 when compared to the same period in 1999. The increase in noninterest expense is primarily attributable to the increased personnel and facility costs of the Company's newest branch office, increased personnel costs of the Company's commercial lending department, additional consulting and professional services fees related to the Company's strategic technology initiatives, facility planning issues, and the development of a new Delaware investment company subsidiary, and an overall increase in general operating expenses.


        PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $145,000 and $397,000 for the three and six months ended March 31, 2000, compared with $278,000 and $502,000 for the same period in 1999. The effective tax rates during the three and six months ended March 31, 2000 and 1999 were 17.4%, 26.3%, and 31.1% and 31.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilized other borrowing sources, primarily advances from the FHLB of Pittsburgh. At March 31, 2000, the Company had $194.3 million of outstanding advances from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 2000, the total approved loan commitments outstanding amounted to $17.3 million, and unused lines of credit amounted to $7.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totaled $65.8 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                               Tier I      Tier I         Total
                                              Leverage    Risk-Based   Risk-Based
                                               Capital     Capital       Capital
                                              -----------------------------------
Regulatory capital as a percentage              7.47%       14.55%       15.44%
Minimum capital required as a percentage        4.00         4.00         8.00
                                                ==============================
Excess regulatory capital as a percentage       3.47%       10.55%        7.44%
                                                ==============================
Well-capitalized requirement                    5.00%        6.00%       10.00%
                                                ==============================



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

PITTSBURGH FINANCIAL CORP.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 27, 2000.

        b) Not applicable.

        c) Four matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:


         1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified - J. Ardie Dillen received votes for 1,456,405; against 0; abstain 99,163; and not voted 0. Kenneth R. Rieger received votes for 1,456,654; against 0; abstain 98,914; and not voted 0.

         2) Proposal to adopt the 2000 Stock Option Plan received votes for 1,381,553; against 158,664; abstain 15,351; and not voted 0.

         3) Proposal to amend the Company's Amended and Restated Articles of Incorporation to change the corporate name to Pittsburgh Financial Corp. received votes for 1,458,816; against 92,292; abstain 4,460; and not voted 0.

         4) Proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2000 received votes for 1,536,823; against 15,211; abstain 3,534; and not voted 0.

        d) Not applicable.


Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                3.1 Amended and Restated Articles of Incorporation of
                    Pittsburgh Financial Corp.

                3.2 Amended and Restated Bylaws of Pittsburgh Financial Corp.

                27  Financial Data Schedule


        (b)  No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PITTSBURGH FINANCIAL CORP.



Date: May 15, 2000                      By: /s/ J.Ardie Dillen
                                            ----------------------------------
                                            J. Ardie Dillen
                                            Chairman, President and
                                            Chief Executive Officer



Date: May 15, 2000                      By: /s/ Michael J. Kirk
                                            ----------------------------------
                                            Michael J. Kirk
                                            Executive Vice President and Chief
                                            Financial Officer