Form 10-Q
period 2000-06-30
PITTSBURGH FINANCIAL CORP
filed 2000-08-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

                                 (412) 227-1945
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2000, there were issued and outstanding 1,697,506 shares of the Registrant's Common Stock, par value $.01 per share.

PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2000
         (unaudited) and September 30, 1999                                                                 3

         Consolidated Statements of Income (unaudited) for the three and nine
         months ended June 30, 2000 and 1999.                                                               4

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) for the nine months ended June 30, 2000.                                               5

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended June 30, 2000 and 1999.                                                          6

         Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        20

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                                 21
Item 2.  Changes in Securities                                                                             21
Item 3.  Defaults Upon Senior Securities                                                                   21
Item 4.  Submission of Matters to a Vote of Security-Holders                                               21
Item 5.  Other Information                                                                                 21
Item 6.  Exhibits and Reports on Form 8-K                                                                  21

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              June 30,             September 30,
                                                                                2000                   1999
                                                                                       (Unaudited)
                                                                            ------------           ------------
ASSETS

Cash                                                                        $  1,441,726           $  1,589,834
Interest-bearing deposits                                                      4,831,979              3,729,265
                                                                            ------------           ------------
                                                                               6,273,705              5,319,099

Investment securities available for sale (cost of $96,646,464
  and $113,557,150)                                                           90,546,463            109,745,150
Loans receivable, net of allowance of $2,164,843 and $1,956,744              306,397,968            278,085,048
Loans held for sale                                                            4,006,019                     --
Accrued interest receivable                                                    2,415,953              2,635,063
Premises and equipment, net                                                    5,034,322              4,586,498
Goodwill                                                                         211,843                236,602
Federal Home Loan Bank stock - at cost                                        10,763,400              9,715,900
Deferred income taxes                                                          2,460,812              1,682,812
Foreclosed real estate                                                         1,370,476              1,956,740
Prepaid income taxes                                                           1,456,415              1,242,673
Other assets                                                                     714,216                536,279
                                                                            ------------           ------------
Total assets                                                                $431,651,592           $415,741,864
                                                                            ============           ============

LIABILITIES

Deposits                                                                    $180,520,992           $169,462,592
Advances from Federal Home Loan Bank                                         192,716,730            184,066,730
Reverse repurchase agreements                                                 20,000,000             25,000,000
Guaranteed preferred beneficial interests in subordinated debt                10,824,051             10,805,672
Advances by borrowers for taxes and insurance                                  4,668,174              1,975,086
Other liabilities                                                              2,375,340              2,405,650
                                                                            ------------           ------------
Total liabilities                                                            411,105,287            393,715,730

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                        --                     --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                        21,821                 21,821
Additional paid-in capital                                                    16,293,330             16,311,188
Treasury stock - at cost, 484,619 and 395,277                                 (6,874,791)            (5,755,444)
Unearned shares of  ESOP                                                      (1,199,555)            (1,340,100)
Unearned shares of Recognition and Retention Plan                               (283,490)              (442,970)
Accumulated other comprehensive (loss)                                        (4,026,000)            (2,516,000)
Retained earnings (substantially restricted)                                  16,614,990             15,747,639
                                                                            ------------           ------------
Total stockholders' equity                                                    20,546,305             22,026,134
                                                                            ------------           ------------


Total liabilities and stockholders' equity                                  $431,651,592           $415,741,864
                                                                            ============           ============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three months ended                     Nine months ended
                                                                 June 30,                               June 30,
                                                                (Unaudited)                            (Unaudited)
                                                       ------------------------------         -------------------------------
                                                          2000                1999               2000                1999
                                                       ----------          ----------         -----------         -----------
Interest income:
   Loans receivable                                    $6,018,056          $4,763,230         $17,435,664         $13,497,561
   Mortgage-backed securities                           1,021,215           1,255,474           3,366,227           4,229,755
    Investment securities:
        Taxable                                           712,886             679,375           2,093,666           2,282,576
        Tax exempt                                             --             102,946             147,938             308,901
   Interest-bearing deposits                               37,964              45,988             125,977             142,232
                                                       ----------          ----------         -----------         -----------
          Total interest income                         7,790,121           6,847,013          23,169,472          20,461,025

Interest expense:
   Deposits                                             2,110,320           1,711,156           5,835,182           5,236,017
   Federal Home Loan Bank and other borrowings          3,336,375           2,743,990           9,886,093           8,073,819
   Guaranteed preferred beneficial interest
        in subordinated debt                              252,226             246,694             756,679             753,540
                                                       ----------          ----------         -----------         -----------
          Total interest expense                        5,698,921           4,701,840          16,477,954          14,063,376
                                                       ----------          ----------         -----------         -----------

Net interest income                                     2,091,200           2,145,173           6,691,518           6,397,649

Provision for loan losses                                 150,000             150,000             450,000             450,000
                                                       ----------          ----------         -----------         -----------
Net interest income after provision for loan losses     1,941,200           1,995,173           6,241,518           5,947,649

Noninterest income:
   Service charges and other fees                         152,895             249,120             620,377             623,242
   Extinguishment of facility lease                            --                  --            (201,500)                 --
   Net gain on sale of fixed assets                       472,312                  --             549,609                  --
   Net loss on sale of loans                              (38,095)                 --             (38,095)                 --
   Net (loss) on trading securities                            --                  --                  --            (181,856)
   Net gain/(loss) on available for sale securities            --              (5,386)           (171,539)            171,906
   Other income                                            61,432              34,896             139,725              90,479
                                                       ----------          ----------         -----------         -----------
          Total noninterest income                        648,544             278,630             898,577             703,771

Noninterest expenses:
   Compensation and employee benefits                     877,829             854,709           2,670,756           2,442,492
   Premises and occupancy costs                           235,078             182,791             644,526             498,110
   Amortization of goodwill                                 8,254               8,254              24,761              24,761
   Federal insurance premium                                9,117              23,503              42,469              69,867
   Loss on sale of foreclosed real estate                  87,033                  --             172,377              14,662
   Marketing                                              157,257              31,933             310,723             150,092
   Data processing costs                                   87,640              73,375             241,823             231,583
   Other expenses                                         447,693             250,271           1,140,938             755,060
                                                       ----------          ----------         -----------         -----------
          Total noninterest expense                     1,909,901           1,424,836           5,248,373           4,186,627
                                                       ----------          ----------         -----------         -----------

Income before income taxes                                679,843             848,967           1,891,722           2,464,793
Income taxes                                              240,200             263,000             559,443             765,000
                                                       ----------          ----------         -----------         -----------
Net income                                             $  439,643          $  585,967         $ 1,332,279         $ 1,699,793
                                                       ==========          ==========         ===========         ===========

Diluted earnings per share                             $     0.29          $     0.36         $     0.85          $      1.03
                                                       ==========          ==========         ===========         ===========

Dividends per share                                    $     0.09          $     0.07         $     0.27          $      0.21
                                                       ==========          ==========         ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                            Additional
                                    Comprehensive  Common     Paid In      Retained     Treasury
                                        Income      Stock     Capital      Earnings      Stock
                                    =============  =======  ===========  ===========  ============
Balance as of September 30, 1999                   $21,821  $16,311,188  $15,747,639  $(5,755,444)

Treasury stock purchased                                                               (1,119,347)

ESOP shares released                                    --      (17,858)          --           --

RRP amortization                                        --           --           --           --

Cash dividends declared                                 --           --     (464,928)          --

Change in unrealized gain
  (loss) on investment
  securities available for
  sale, net of taxes                 $(1,338,461)       --           --           --           --

Less reclassification
  adjustment for gains
  included in net income                (171,539)
                                     -----------

Other comprehensive income
  (loss)                              (1,510,000)

Net income for period                $ 1,332,279        --           --    1,332,279           --
                                     -----------


Comprehensive Income (loss)          $  (177,721)
                                     ===========

                                                   -----------------------------------------------
Balance as of June 30, 2000                        $21,821  $16,293,330  $16,614,990  $(6,874,791)
                                                   ===============================================


                                    Unearned shares of                         Accumulated            Total
                                      Employee Stock      Unearned shares         other           Stockholders'
                                      Ownership Plan          of RRP       comprehensive income       Equity
                                     =================    ===============  ====================   =============
Balance as of September 30, 1999       $(1,340,100)          $(442,970)        $(2,516,000)        $22,026,134

Treasury stock purchased                                                                            (1,119,347)

ESOP shares released                       140,545                  --                  --             122,687

RRP amortization                                --             159,480                  --             159,480

Cash dividends declared                         --                  --                  --            (464,928)

Change in unrealized gain
  (loss) on investment
  securities available for
  sale, net of taxes                            --                  --                  --                  --

Less reclassification
  adjustment for gains
  included in net income


Other comprehensive income
  (loss)                                                                        (1,510,000)         (1,510,000)

Net income for period                           --                  --                  --           1,332,279



Comprehensive Income (loss)


                                    --------------------------------------------------------------------------
Balance as of June 30, 2000            $(1,199,555)       $   (283,490)        $(4,026,000)        $20,546,305
                                    ==========================================================================

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      For the nine months ended June 30,
                                                                                        2000                      1999
                                                                                    ------------               ------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  1,332,279               $  1,699,793
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                              344,752                    249,618
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                     775,485                   (134,991)
     Amortization of RRP and release of ESOP shares                                      282,167                    323,442
     Provision for loan losses                                                           450,000                    450,000
     Sale of equity securities, trading                                                       --                  1,415,291
     Deferred tax provision (benefit)                                                   (991,742)                (1,591,999)
     Other, net                                                                        2,722,329                  1,874,036
                                                                                    ------------               ------------
Net cash provided by operating activities                                              4,915,270                  4,285,190

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                                    (72,941,096)               (85,109,420)
Loan principal repayments                                                             45,026,954                 42,015,457
Net REO activity                                                                         586,264                   (633,746)
Purchases of:
     Available for sale securities                                                    (8,092,500)               (27,181,674)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                    18,325,405                 41,559,041
     Held to maturity securities                                                              --                 10,000,000
Purchase of land, premises and equipment                                              (1,641,928)                  (986,819)
Net sale of land, premises and equipment                                                 874,112                          -
Other, net                                                                               778,000                    504,500
                                                                                    ------------               ------------
Net cash (used) provided by investing activities                                     (17,084,789)               (19,832,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                                    309,790                    592,876
Net increase in certificates of deposit                                               10,748,610                  7,443,428
Increase in advances from the Federal Home Loan Bank                                   3,650,000                 10,550,000
Cash dividends paid to shareholders                                                     (464,928)                  (377,848)
Purchase of treasury stock                                                            (1,119,347)                (1,363,151)
                                                                                    ------------               ------------

Net cash provided by financing activities                                             13,124,125                 16,845,305

Net increase in cash and cash equivalents                                                954,606                  1,297,834
Cash and cash equivalents at beginning of year                                         5,319,099                  4,476,181
                                                                                    ------------               ------------
Cash and cash equivalents at end of year                                            $  6,273,705               $  5,774,015
                                                                                    ============               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $5,930,310 and
     $5,198,799 in 2000 and 1999 respectively)                                      $ 16,629,984               $ 14,033,849
                                                                                    ============               ============

Income taxes paid                                                                   $    773,185               $  1,842,500
                                                                                    ============               ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                               980,104                  1,086,352

Unrealized gain on securities available for sale                                      (2,288,000)                (4,144,000)
Deferred income taxes                                                                    778,000                  1,409,000
                                                                                    ------------               ------------
Accumulated other comprehensive income                                              $ (1,510,000)              $ (2,735,000)
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

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pittsburgh Savings Bank (dba BankPittsburgh) (formerly Pittsburgh Home Savings Bank) (the "Bank") and Pittsburgh Home Capital Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

         Components of Comprehensive Income include net income and unrealized gains or losses on the Company's available-for-sale securities. During the three months ended June 30, 2000, total comprehensive gain amounted to $193,643, compared to a $994,033 comprehensive loss for the three months ended June 30, 1999. During the nine months ended June 30, 2000, total comprehensive loss amounted to $177,721, compared to $1,035,207 for the nine months ended June 30, 1999.

         The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.


Note 2 - Business

         The Bank is a state chartered stock savings bank primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans. The Bank conducts business from eight offices in Allegheny and Butler counties of western Pennsylvania and primarily lends in this geographic area. The Bank is subject to competition from other financial institutions and other companies which provide financial services. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended                 Nine months ended
                                                                  June 30,                           June 30,
                                                          2000               1999             2000               1999
                                                       ----------         ----------       ----------         ----------
Numerator for basic and diluted earnings
per share - net income                                 $  439,643         $  585,967       $1,332,279         $1,699,793

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                    1,527,540          1,576,020        1,558,587          1,607,282
  Effect of dilutive securities:
  Employee stock options                                       --             21,492            8,369             27,319
  Unvested Management Recognition Plan stock                   --             13,679               --             11,929
                                                       ----------         ----------       ----------         ----------
  Dilutive potential common shares                             --             35,171            8,369             39,248
                                                       ----------         ----------       ----------         ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                     1,527,540          1,611,191        1,566,956          1,646,529
                                                       ==========         ==========       ==========         ==========
  Basic earnings per share                             $     0.29         $     0.37       $     0.85         $     1.05
                                                       ==========         ==========       ==========         ==========
  Diluted earnings per share                           $     0.29         $     0.36       $     0.85         $     1.03
                                                       ==========         ==========       ==========         ==========


         The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (129,451 and 146,091 shares at June 30, 2000 and 1999 respectively) are excluded from basic average shares outstanding.

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

Note 5 - Memorandum of Understanding

         As a Pennsylvania-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is subject to the supervision, examination and regulation of the Pennsylvania Department of Banking (the "Department") and the FDIC (collectively, the Department and the FDIC are referred to herein as the "Regulators"). the Regulators have recently completed an examination of the Bank pursuant to which the Regulators found certain risk management practices of the Bank were deficient and resulted in less than satisfactory liquidity and interest rate risk positions. Although the Regulators also concluded that capital and earnings were adequate and that asset quality had improved and was considered strong, the Regulators determined that the Bank should enter into a Memorandum of Understanding ("MOU") with the Regulators in order to ensure that the Bank takes appropriate steps to improve its liquidity and interest rate risk management position. On June 28, 2000, the Bank's Board of Directors entered into an MOU with the Regulators that requires the Bank to initiate various procedures to improve its funds management and interest rate risk management practices.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At June 30, 2000, the Company's total assets amounted to $431.7 million compared to $415.7 million at September 30, 1999, an increase of 3.8%. Cash and interest-bearing deposits increased $1.0 million or 18.9%, to $6.3 million at June 30, 2000, compared to $5.3 million at September 30, 1999. Investments and mortgage-backed securities decreased $19.2 million, or 17.5%, from $109.7 million at September 30, 1999 to $90.5 million at June 30, 2000. At June 30, 2000, the Company had $4.0 million in loans held for sale. The Company is using the proceeds from the sale of loans to decrease short-term borrowings and improve interest rate risk. During the nine months ended June 30, 2000, the Company's loans receivable, net of allowance increased $28.3 million, or 10.2%, to $306.4 million at June 30, 2000 compared to $278.1 million at September 30, 1999. The growth is primarily attributable to increases in residential mortgage loans and to a lesser extent, commercial real estate and home equity loans.

         Total liabilities increased by $17.4 million, or 4.4%, to $411.1 million at June 30, 2000 compared to $393.7 million at September 30, 1999. Deposits increased by $11.0 million, or 6.5% to $180.5 million at June 30, 2000 compared to $169.5 million at September 30, 1999. The Company procured a total of $10.1 million in wholesale certificate of deposits from outside brokerage firms. Borrowed funds increased $3.6 million or 1.72% to $212.7 million at June 30, 2000 compared to $209.1 million at September 30, 1999. The Company increased its FHLB advances to aid liquidity and fund loans receivable. Guaranteed preferred beneficial interest in subordinated debt totaled $10.8 million at June 30, 2000.


         Total stockholders' equity decreased $1.5 million or 6.8% to $20.5 million at June 30, 2000 compared to $22.0 million at September 30, 1999. The decrease was primarily attributable to $178,000 comprehensive loss, $465,000 in cash dividends, along with the purchase of treasury shares totaling $1.1 million.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income of $440,000 for the quarter ended June 30, 2000 as compared to $586,000 for the same quarter in 1999. For the nine months ended June 30, 2000, net income was $1.33 million as compared to $1.70 million for the nine months ended June 30, 1999. The Company recognized a pre-tax net gain of $472,000 on sale of fixed assets, which was offset, in part, by a net loss on sale of mortgage loans and real estate owned of $125,000 for the quarter ended June 30, 2000. This compares to a pre-tax net loss on investment sales of $5,000 for the same period ended June 30, 1999. For the nine months ended June 30, 2000, the Company recognized net gains on sale of fixed assets of $550,000, offset by net losses on sale of investments, mortgage loans, and real estate owned of $382,000, and a loss on an early extinguishment of a facility lease of $202,000. This compares to a net loss on sale of investments and real estate owned of $25,000 for the nine months ended June 30, 1999. Excluding the results of the sale of fixed assets, the sale of mortgage loans, the investment sales, and the sale of real estate owned, net income for the quarter ended June 30, 2000 was $200,000 as compared to $590,000 for the same quarter in 1999, a decrease of 66.1%. Excluding the results of the sale of fixed assets, the investment sales, the sale of mortgage loans, the sale of real estate owned, and the early lease extinguishment for the nine months ended June 30, 2000 net income was $1.36 million as compared to $1.72 million for the nine months ended June 30, 1999, a decrease of 20.9%.


        The Company recognized a decrease in net interest income before provision for loan losses of $54,000 or 2.5% for the quarter and an increase of $294,000 or 4.6% for the nine month period as compared to the same periods in the prior year. The margin compression is primarily a result of increasing funding costs related to the Company's interest-bearing liabilities. Noninterest income (excluding the fixed asset sales, investment sales, loan sales, and the early lease extinguishment) decreased $70,000 or 24.5% for the quarter and increased $46,000 or 6.5% for the nine month period as compared to the same periods in the prior year. Noninterest expense (excluding the loss on sale of real estate owned) increased $398,000 or 27.9% for the quarter and $904,000 or 21.6% for the nine month period. The increase in noninterest expense is primarily attributable to the increased personnel and facility costs of the subsidiary Bank's new branch offices, increased personnel costs of the subsidiary Bank's commercial lending department, additional consulting and professional service fees related to the Company's strategic technology initiatives, facility planning issues, the development of a new Delaware investment company subsidiary, and an overall increase in general operating expenses. In addition to these items, effective April 3, 2000, the Company and the subsidiary Bank changed their names to Pittsburgh Financial Corp. and BankPittsburgh, respectively, and a significant portion of the costs incurred as a result of the name changes as well as certain related marketing costs were expensed during the past quarter.

Diluted earnings per share was $.29 for the quarter ended June 30, 2000, compared to $.36 per share for the same quarter of 1999. Excluding the sale of fixed assets, investment sales, the early lease extinguishment, and the sale of foreclosed real estate items noted above, diluted earnings per share were $.13 for the quarter ended June 30, 2000 and $.36 for the same quarter in 1999. Diluted earnings per share was $.85 for the nine months ended June 30, 2000 compared to $1.03 for the same period in 1999. Excluding the sale of fixed assets, investment sales, the early lease extinguishment, and sale of foreclosed real estate items noted above, diluted earnings per share were $.87 for the nine months ended June 30, 2000 and $1.03 for the same period in 1999.

        INTEREST INCOME. Interest income increased $1.0 million or 14.7% for the quarter and $2.7 million or 13.2% for the nine months ended June 30, 2000, compared to the same period in 1999. The average balance on loans receivable increased by $68.6 million and $79.9 million for the quarter and nine months ended June 30, 2000, which was partially offset by a 10 and 15 basis point decline in the average yield earned thereon. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, and the ongoing high level of service and commitment will also continue in this area.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the three months ended June 30,


                                                          2000                                        1999
                                            ------------------------------------       -----------------------------------
                                             Average                   Average          Average                   Average
                                             Balance     Interest     Yield/Rate        Balance     Interest    Yield/Rate
                                            ---------    --------     ----------       ---------    --------    ----------
Interest-earning assets:
 Investment securities                       $ 35,709     $  713         7.99%          $ 44,926     $  783         6.97%
 Mortgage-backed securities                    61,228      1,021         6.67             81,682      1,255         6.15
Loans receivable:
 First mortgage loans                         267,312      5,035         7.53            225,027      4,422         7.86
 Other loans                                   46,848        983         8.39             20,529        341         6.64
                                             --------     ------                        -------------------
Total loans receivable                        314,160      6,018         7.66            245,556      4,763         7.76
Other interest-earning assets                   3,892         38         3.91              5,681         46         3.24
                                             --------     ------                        -------------------
Total interest-earning assets                 414,989     $7,790         7.51%           377,845     $6,847         7.25%
                                                                         ====                                       ====
Non-interest earning assets                    15,750                                     12,320
                                             --------                                   --------
Total assets                                 $430,739                                   $390,165
                                             ========                                   ========

Interest-bearing liabilities:
 Deposits                                    $173,213     $2,110         4.87%          $154,605     $1,711        4.432%
 FHLB advances and other                      213,307      3,336         6.26            191,918      2,744         5.72
 Guaranteed preferred beneficial
   interest in subordinated debt               11,500        252         8.77             11,500        247         8.59
 Escrows                                           --         --           --              3,685         --           --
                                             --------     ------                        -------------------
Total interest-bearing liabilities           $398,020     $5,698         5.73%          $361,708     $4,702         5.20%
                                                                         ====                                       ====
Non-interest bearing liabilities               12,142                                      5,063
                                             --------                                   --------
Total liabilities                             410,162                                    366,771
Stockholders' equity                           20,577                                     23,394
                                             --------                                   --------
Total liabilities and stockholders' equity   $430,739                                   $390,165
                                             ========                                   ========

Net interest-earning assets                  $ 16,969                                    $16,137
                                             ========                                   ========
Net interest income/interest rate spread                  $2,092         1.78%                        $2,145         2.05%
                                                          ===================                         ===================
Net interest margin                                                      2.02%                                       2.27%
                                                                         ====                                        ====

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the nine months ended June 30,

                                                          2000                                        1999
                                            ------------------------------------       -----------------------------------
                                             Average                   Average          Average                   Average
                                             Balance     Interest     Yield/Rate        Balance     Interest    Yield/Rate
                                            ---------    --------     ----------       ---------    --------    ----------
Interest-earning assets:
 Investment securities                       $ 39,389    $ 2,242         7.59%          $ 49,670    $25,919        6.96%
 Mortgage-backed securities                    66,653      3,366         6.73             88,259      4,230        6.39
Loans receivable:
 First mortgage loans                         264,938     14,922         7.51            211,482     12,470        7.86
 Other loans                                   38,450      2,513         8.71             18,987      1,028        7.22
                                             --------    -------                        -------------------
Total loans receivable                        303,388     17,435         7.66            230,469     13,498        7.81
Other interest-earning assets                   3,828        126         4.39              5,013        142        3.78
                                             --------    -------                        -------------------
Total interest-earning assets                 413,258    $23,169         7.48%           373,411    $20,461        7.31%
                                                                         ====                                      ====
Non-interest earning assets                    16,255                                     12,680
                                             --------                                   --------
Total assets                                 $429,513                                   $386,091
                                             ========                                   ========

Interest-bearing liabilities:
 Deposits                                    $167,840    $ 5,810         4.62%          $153,028    $ 5,236        4.56%
 FHLB advances and other                      217,139      9,886         6.07            187,360      8,066        5.74
 Guaranteed preferred beneficial
   interest in subordinated debt               11,500        757         8.78             11,500        753        8.73
 Escrows                                           --         25           --              3,141          8        0.34
                                             --------    -------                        -------------------
Total interest-bearing liabilities           $396,479    $16,478         5.54%          $355,029    $14,063        5.28%
                                                                         ====                                      ====
Non-interest bearing liabilities               12,265                                      7,120
                                             --------                                   --------
Total liabilities                             408,744                                    362,149
Stockholders' equity                           20,769                                     23,942
                                             --------                                   --------
Total liabilities and stockholders' equity   $429,513                                   $386,091
                                             ========                                   ========

Net interest-earning assets                  $ 16,779                                   $ 18,382
                                             ========                                   ========
Net interest income/interest rate spread                 $ 6,691         1.93%                      $ 6,398        2.02%
                                                         ====================                       ===================
Net interest margin                                                      2.16%                                     2.28%
                                                                         ====                                      ====

The average balance of investment and mortgage-backed securities totaled $96.9 million and $106.0 million with weighted average yields of 7.15% and 7.18% for the three and nine months ended June 30, 2000 compared to $126.6 million and $137.9 million with weighted average yields of 6.68% and 6.59% for the same periods in 1999. During the nine months ended June 30, 2000, the Company continued to change its asset mix by decreasing its investment portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable.

Net loans receivable at June 30, 2000 and September 30, 1999 are summarized below:

                                                                      June 30, 2000                 September 30, 1999
                                                                      -------------                 ------------------
First mortgage loans:
Secured by 1-4 family residence                                        $245,497,614                    $219,675,811
1-4 family residential construction                                      12,825,247                      17,896,602
1-4 family residential construction -builder
                                                                         16,298,274                      20,827,475
Commercial construction                                                  11,099,994                              --
Non-residential                                                          18,027,823                      15,678,557
Less loans in process                                                   (18,086,097)                    (18,997,323)
Deferred loan costs                                                         564,128                         521,928
Unamortized premium on mortgage loans                                        52,048                              --
                                                                       ------------                    ------------
Total first mortgage loans                                              286,279,031                     255,603,050
                                                                       ============                    ============

Home equity loans and lines                                              21,070,264                      18,556,225
Other loans                                                               5,218,536                       5,882,517
Less allowance for loan losses                                           (2,164,843)                     (1,956,744)
                                                                       ------------                    ------------
                                                                       $310,403,987                    $278,085,048
                                                                       ============                    ============

         INTEREST EXPENSE. Interest expense increased $1.0 million or 21.3% and $2.4 million or 17.0% for the three and nine months ended June 30, 2000, compared to the same period in 1999. The increase was due primarily to a $36.3 million and $41.5 million increase in average interest-bearing liabilities for the three and nine months ended June 30, 2000 when compared to the same period in 1999. Average deposits increased $18.6 million and $14.8 million for the three and nine months ended June 30, 2000 when compared to the same period in 1999. Average borrowed funds increased $21.4 million and $29.8 million for the three and nine months ended June 30, 2000 when compared to the same period in 1999. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $252,000 and $757,000 for the three and nine months ended June 30, 2000 when compared to $247,000 and $754,000 for the same period in 1999. In connection with the Bank's ongoing management of its interest rate risk position, the Bank purchased a $25.0 million notional value interest rate cap from the FHLB. The cap is an off-balance sheet hedge to the Bank's risk associated with shorter term liabilities. The cost of the cap is being amortized as a yield adjustment to interest expense over the five year term of the transaction. Interest expense associated with the amortization of the rate cap totaled $37,500 for the nine months ended June 30, 2000.

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


Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2000 and 1999:


                                                        June 30, 2000                 June 30, 1999
                                                        -------------                 -------------
Balance at beginning of year                              $1,956,744                    $1,737,973
Provision charged to income                                  450,000                       450,000
Chargeoffs                                                  (244,902)                     (279,177)
Recoveries                                                     3,001                         3,442
                                                          ----------                    ----------
Balance at end of period                                  $2,164,843                    $1,912,238
                                                          ==========                    ==========

         The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 1999, the Company's non-performing assets decreased from $5.0 million at September 30, 1999 to $3.0 million at June 30, 2000. This $2.0 million or 40.0% decrease was primarily attributable to a $1.5 million or 48.5% decrease in non-accruing loans and a $587,000 decrease in real estate owned. For the three and nine months ended June 30, 2000 the Company recognized net losses of $87,000 and $172,000, respectively, on foreclosed real estate.

         Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses, which are charged against income. During the three and nine months ended June 30, 2000, the Company recorded provisions for losses on loans of $150,000 and $450,000, respectively, which were the same provisions for losses on loans in the same periods in the prior year.

         Although management utilizes its best judgment in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.

         NONINTEREST INCOME. Noninterest income increased by $370,000 or 132.6% and $195,000 or 27.7% for the three and nine months ended June 30, 2000 compared to the same period in 1999. For the three months ended June 30, 2000, the Company recognized a pre-tax net gain of $472,000 on sale of fixed assets, which was offset, in part, by a net loss of $87,000 on the sale of real estate owned, and $38,000 on sale of mortgage loans. This compares to a pre-tax net loss on investment sales of $5,000 for the same quarter ended June 30, 1999. For the nine months ended June 30, 2000, the Company recognized net gains on sale of fixed assets of $550,000, offset by net losses of $202,000 on the early extinguishment of a facility lease, $172,000 on sale of investments, $172,000 on sale of real estate owned, and $38,000 on sale of mortgage loans. This compares to a net loss on sale of investments and real estate owned of $25,000 for the nine months ended June 30, 1999. During the quarter and nine months ended June 30, 2000, the Company sold its Pittsburgh office building to the Urban Redevelopment Authority of Pittsburgh and relocated its branch to a new facility located in Pittsburgh. A gain on the sale of $472,000 was recognized. Also, during the nine months ended June 30, 2000, the Company closed its Oakland and Bloomfield branch offices and transferred the deposits to its new facility located in Bloomfield. A net gain of $77,000 on the sale of the Oakland building and a loss of $202,000 on the early lease extinguishment of the prior Bloomfield office were recognized. The Company believes that the new facilities will enable the Bank to expand its deposit and loan base in the Pittsburgh and Bloomfield communities. Noninterest income (excluding the sale of fixed assets, the investment sales, the sale of mortgage loans, the sale of real estate owned, and the early lease extinguishment,) for the nine months ended June 30, 2000 net income was $1.36 million as compared to $1.72 million for the nine months ended June 30, 1999, a decrease of 20.9%. Excluding the results of the sale of fixed assets, the sale of mortgage loans, the investment sales, and the sale of real estate owned, net income for the quarter ended June 30, 2000 was $200,000 as compared to $590,000 for the same quarter in 1999, a decrease of 66.1%. Other income increased $27,000 or 76.0% for the three month period and increased $49,000 or 54.4% for the nine month period ended June 30, 2000 as compared to the same periods in the prior year. Service charges and other fees decreased $96,000 or 38.6% and $3,000 or 0.5% for the three and nine months ended June 30, 2000 when compared to the same period in 1999.

         NONINTEREST EXPENSES. Noninterest expenses increased by $485,000 or 34.0% and $1.1 million or 25.4% for the three and nine months ended June 30, 2000, compared to the same period in 1999. The increase was primarily attributable to a $23,000 and $228,000 increase in salaries and employee benefits, a $197,000 and $386,000 increase in other expenses, a $52,000 and $146,000 increase in premises and occupancy costs, and a $125,000 and a $161,000 increase in marketing costs for the three and nine months ended June 30, 2000 when compared to the same period in 1999. The increase in noninterest expense is primarily attributable to the increased personnel and facility costs of the Company's newest branch offices, the name changes, the expansion of the commercial lending department, additional consulting and professional services fees related to the Company's strategic technology initiatives, facility planning issues, and the development of a new Delaware investment company subsidiary, and an overall increase in general operating expenses. Although the increased costs have adversely affected current earnings, management believes these investments will enhance future profitability.


         PROVISION FOR INCOME TAXES. The Bank incurred provisions for income taxes of $240,000 and $559,000 for the three and nine months ended June 30, 2000, compared with $263,000 and $765,000 for the same period in 1999. The effective tax rates during the three and nine months ended June 30, 2000 and 1999 were 35.3%, 31.0%, and 29.6% and 31.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At June 30, 2000, the Company had $192.7 million of outstanding advances from the FHLB of Pittsburgh.

         Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 2000, the total approved loan commitments outstanding amounted to $8.8 million, and unused lines of credit amounted to $7.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totaled $40.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

         As discussed in Note 5 to the Unaudited Consolidated Financial Statements, the Bank has entered into an MOU which requires that the Bank implement the policies and take the various actions discussed in this paragraph within 60 days of June 28, 2000. Among the actions required by the MOU is the development by the Bank of a funding plan (the "Funding Plan") to establish objectives to improve the Bank's liquidity and funds management practices. The Funding Plan will include, at a minimum, strategies to: (1) reduce dependence on short-term borrowings; (2) improve liquidity levels; (3) improve the level of core deposits; and (4) reduce the level of pledged assets. The MOU requires the Bank to submit the Funding Plan to the Regulators for their approval. Until the funding Plan receives regulatory approval, the Bank's asset growth is limited to growth that can be funded through internal sources or core deposit growth. Pursuant to the MOU, the bank also has agreed to revise its Contingency Liquidity Policy to include all realistic available options to the Bank in the event of liquidity problems and a detailed description of the steps that would be taken under each option to access funds. The Bank will also (1) ensure that adequate personnel are in place to measure, monitor and control levels of interest rate risk; (2) improve interest rate risk and liquidity monitoring tools; and (3) institute a system of internal, independent review of reports prepared for the Bank's board of directors and its committees. Quarterly reports will be submitted by the Bank to the Regulators describing the actions taken to ensure compliance with the MOU.

         The Bank has begun to take various actions to implement the requirements of the MOU. It believes that the adoption of new policies, the revisions to existing policies and procedures and the implementation of the other changes required by the MOU will improve the Bank's funds management and risk management practices.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                           Tier I           Tier I               Total
                                                          Leverage        Risk-Based          Risk-Based
                                                           Capital          Capital             Capital
                                                          --------        ----------          ----------
Regulatory capital as a percentage                           7.51%           14.80%              15.77%
Minimum capital required as a percentage                     4.00             4.00                8.00
                                                             ====            =====               =====
Excess regulatory capital as a percentage                    3.51%           10.80%               7.77%
                                                             ====            =====               =====
Well-capitalized requirement                                 5.00%            6.00%              10.00%
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

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                  3.1 Amended and Restated Articles of Incorporation of Pittsburgh Financial Corp.*

                  3.2      Amended and Restated Bylaws of Pittsburgh Financial
                           Corp.*

                  27       Financial Data Schedule

         * Incorporated by reference from the form 10-Q for the quarterly period ended March 31, 2000 filed by the Registrant with the SEC on May 15, 2000.

         (b) On April 6, 2000, Pittsburgh Home Financial Corp. filed a Form 8-K to report it had officially changed its name to Pittsburgh Financial Corp. and that Pittsburgh Home Savings Bank had changed its name to BankPittsburgh.

         On June 30, 2000, the Company filed a Form 8-K to report that the Bank's Board of Directors entered into an MOU with the Regulators. See
         Note 5 to the Unaudited Consolidated Financial Statements.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PITTSBURGH FINANCIAL CORP.



Date: August 14, 2000        By: /s/ J.Ardie Dillen
                                 -----------------------------------------------
                                 J. Ardie Dillen
                                 Chairman, President and Chief Executive Officer



Date: August 14, 2000        By: /s/ Michael J. Kirk
                                 -----------------------------------------------
                                 Michael J. Kirk
                                 Executive Vice President and Chief
                                 Financial Officer