Form 10-K405
period 2000-09-30
PITTSBURGH FINANCIAL CORP
filed 2000-12-29
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

_X_      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27522

                           PITTSBURGH FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                   25-1772349
---------------------------------------            ----------------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification Number)


      1001 Village Run Road
      Wexford, Pennsylvania                                  15090
---------------------------------------            ----------------------------
       (Address of Principal                              (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (724) 933-4509
          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE
           Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

As of December 27, 2000, the aggregate value of the 1,505,669 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 191,837 shares held by all directors and executive officers of the Registrant as a group, was approximately $12.2 million. This figure is based on the last known trade price of $8.125 per share of the Registrant's Common Stock on December 27, 2000.

Number of shares of Common Stock outstanding as of December 27, 2000:  1,697,506

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  BUSINESS

GENERAL

         Pittsburgh Financial Corp. (the "Company") is a Pennsylvania corporation and the sole stockholder of Pittsburgh Savings Bank (dba BankPittsburgh) (the "Bank"), which converted to the stock form of organization in April 1996. The business of the Company consists primarily of the business of the Bank. At September 30, 2000, the Company had total consolidated assets of $438.4 million, total consolidated deposits of $205.7 million, and total consolidated stockholders' equity of $21.4 million.

         The Bank is a Pennsylvania-chartered stock savings bank which was founded in 1942 and has expanded its operations over the years through the acquisition of three savings institutions, one branch acquisition, four de novo branch offices, and increased borrowings. The Bank conducts business from its main office in Pittsburgh, Pennsylvania and nine branch offices located in Allegheny and Butler Counties, Pennsylvania. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. References herein to the Company refer to the consolidated operations of the Company and the Bank unless otherwise noted.

         The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has historically concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. At September 30, 2000, the total loan portfolio amounted to $322.3 million or 73.5% of total consolidated assets. The growth is primarily attributable to increases in residential mortgage loans and to a lesser extent, commercial real estate and home equity loans. For the year ended September 30, 2000, residential mortgages increased $21.4 million or 9.7%; other mortgage loans, comprised of multi-family residential and commercial real estate loans increased by $15.6 million or 99.5%. Commercial lines decreased by $1.8 million or 51.3%; home equity loans and lines increased by $3.0 million or 15.9%; and consumer loans increased by $267,000 or 11.3%. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal, equity securities and short term investments. At September 30, 2000, mortgage-backed securities were $60.3 million or 13.8% of total consolidated assets and other investment securities were $38.9 million or 8.9% of total assets, as compared to $75.9 million or 18.3% and $33.8 million or 8.1%, respectively, at September 30, 1999.

         The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

         The Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 2000, the Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 14.47%, 15.46% and 7.33%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

         The Company, as a registered bank holding company, is subject to examination and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Pennsylvania Department of Banking (the "Department"), and is subject to various reporting and other requirements of the Securities and Exchange Commission ("Commission"). The Bank is also subject to examination and comprehensive regulation by the Department, which is the Bank's chartering authority, and by the FDIC, as the administrator of the SAIF. The Bank is subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

LENDING ACTIVITIES

         GENERAL. At September 30, 2000, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $322.3 million, or 73.5% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties. Consistent with its lending orientation, during the fiscal year ended September 30, 2000, residential mortgages increased $21.4 million or 9.7% to $241.0 million or 74.8% of the Company's total loan portfolio. During fiscal 2000, one-to-four family residential construction loans decreased by $9.1 million or 50.8% to $8.8 million; construction builder loans decreased $5.5 million or 26.4% to $15.3 million; multi-family residential and commercial real estate loans increased by $15.6 million or 99.5% to $31.3 million; home equity loans and lines, consumer loans and commercial loans increased $1.4 million or 5.8% to $25.9 million.

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

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                               September 30,
                                  -------------------------------------------------------------------------------------------------

                                       2000                1999                1998                1997                1996
                                   -------------      --------------      --------------      --------------      --------------

                                   Amount      %      Amount       %      Amount       %      Amount       %      Amount       %
                                   ------      -      ------       -      ------       -      ------       -      ------       -
                                                                           (Dollars in Thousands)

First mortgage loans:
  One-to-four family residential  $241,041    74.8%  $219,676    73.6%   $170,100    75.3%   $152,113    78.9%   $114,311    79.2%
  One-to-four family residential
    construction                     8,810     2.7     17,897     6.0       8,179     3.6       5,183     2.7       3,524     2.4
  Mortgage loans-construction
    builder                         15,322     4.8     20,827     7.0      21,770     9.6      19,918    10.3      15,741    10.9
  Multi-family residential and
   commercial                       31,287     9.7     15,679     5.2       8,140     3.6       2,596     1.4       2,592     1.8
                                  --------   -----   --------   -----    --------   -----    --------   -----    --------   -----
                                   296,460    92.0    274,079    91.8     208,189    92.1     179,810    93.3     136,168    94.3
                                  --------   -----   --------   -----    --------   -----    --------   -----    --------   -----

Other loans:
  Commercial loans                   1,708      .5      3,509     1.2       2,211     1.0       2,539     1.3       1,974     1.4
  Home equity loans and lines       21,508     6.7     18,556     6.2      13,372     5.9       8,821     4.6       5,312     3.7
  Consumer loans                     2,640      .8      2,373     0.8       2,083     1.0       1,547     0.8         957     0.6
                                  --------   -----   --------   -----    --------   -----    --------   -----    --------   -----
      Total loans receivable       322,316   100.0%   298,517   100.0%    225,855   100.0%    192,717   100.0%    144,411   100.0%
                                  --------   =====   --------   =====    --------   =====    --------   =====    --------   =====

Less:
  Allowance for loan losses         (2,238)            (1,957)             (1,738)             (1,419)             (1,128)
  Loans in process                 (13,222)           (18,997)            (12,227)            (10,003)             (7,745)
  Deferred loan fees                   521                522                  90                  42                  14
  Unamortized premium                   51                 --                  --                  --                  --
                                  --------           --------            --------            --------            --------
     Loans receivable, net        $307,428           $278,085            $211,980            $181,337            $135,552
                                  ========           ========            ========            ========            ========

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                                                            Due 1-5 years          Due more than 5
                                            Due 1 year         after                 years after
                                             or less      September 30, 2000      September 30, 2000         Total
                                            ----------    ------------------      ------------------       --------
                                                                      (In Thousands)

First mortgage loans:
  One-to-four family residential             $  5,659          $ 57,430                $177,952            $241,041
  One-to-four  family residential
      construction                              8,810                --                      --               8,810
  Mortgage loans-construction
      builder                                  15,322                --                      --              15,322
  Multi-family residential and
    commercial                                 12,261             6,017                  13,009              31,287

Other loans:
  Commercial loans                              1,683                --                      25               1,708
  Home equity loans and lines                   2,646             4,318                  14,544              21,508
  Consumer loans                                  481             2,077                      82               2,640
                                             --------          --------                --------            --------
    Total                                    $ 46,862          $ 69,842                $205,612            $322,316
                                             ========          ========                ========            ========


         The following table sets forth the dollar amount of total loans due after one year from September 30, 2000, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.


                                                                           Floating or
                                                        Fixed rate       adjustable-rate          Total
                                                        ----------       ---------------        ----------
                                                                         (In Thousands)

First mortgage loans:
  One-to-four family residential                         $183,570            $ 51,812            $235,382
  One-to-four family residential construction                  --                  --                  --
  Mortgage loans-construction builder                          --                  --                  --
  Multi-family residential and commercial                  19,026                  --              19,026
Other loans                                                21,046                  --              21,046
                                                         --------            --------            --------
    Total                                                $223,642            $ 51,812            $275,454
                                                         ========            ========            ========

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

         Loan applications originated by the Bank are generally processed at the Company's lending facility in Pittsburgh. The loan applications are initially processed by loan officers and, once completed, are submitted to the Bank's Loan Committee, which is comprised of the senior management of the Bank. The Loan Committee may approve loans up to $300,000. Loans in excess of $300,000 are submitted for approval to the Bank's Board of Directors with a report and recommendation from the Loan Committee. The Loan Committee has delegated to the Vice President/Consumer Lending authority to approve unsecured loans of up to $10,000, automobile loans up to $20,000 and home equity loans and lines of credit up to $50,000.

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

         During fiscal 2000 and in conjunction with the Bank's funding plan discussion on pages 31 and 32, the Company sold $8.9 million of its loan portfolio to decrease short-term borrowings and improve interest rate risk. During fiscal 1999, the Company sold the Small Business Administration ("SBA") guaranteed portion ($501,000) of one of its loans to the secondary market. During fiscal 1998, the Company did not purchase or sell any whole loans or participation interest in loans.

         The following table shows total loan activity during the periods indicated.


                                                                             Year Ended
                                                                           September 30,
                                                     --------------------------------------------------------
                                                          2000                 1999                   1998
                                                     -------------         -------------          -----------
                                                                         (In Thousands)
Loan originations:
  First mortgage loans:
    One-to-four-family residential                     $  36,912             $  60,906             $  42,779
    Construction                                          20,196                33,934                20,393
    Multi-family residential and commercial               16,828                 9,631                 7,699
                                                       ---------             ---------             ---------
       Total mortgage originations                        73,936               104,471                70,871
                                                       ---------             ---------             ---------
  Other loans:
    Commercial loans                                          --                    --                    28
    Home equity loans and lines                            7,807                10,117                 8,467
    Consumer loans                                         2,014                 3,329                 1,614
                                                       ---------             ---------             ---------
    Total loans originated                                83,757               117,917                80,980
                                                       ---------             ---------             ---------
Loans and loan participations sold                        (8,892)                 (501)                   --
Loan principal reductions                                (51,066)              (44,754)              (47,843)
                                                       ---------             ---------             ---------
Net increase in loan portfolio                         $  23,799             $  72,662             $  33,137
                                                       =========             =========             =========


         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2000, the Bank's limit on loans-to-one borrower was approximately $4.9 million as compared to $5.0 million at September 30, 1999. At September 30, 2000, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $2.5 million to $3.5 million and are secured primarily by real estate located in the Company's primary market area. All loans were performing in accordance with their original terms at September 30, 2000.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company had an aggregate of $241.0 million of one- to four-family residential loans in its loan portfolio at September 30, 2000. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

         The Company also currently holds a limited amount of loans insured by the FHA or partially guaranteed by the VA. The Company no longer originates FHA/VA loans and has not originated these types of loans for over ten years. At September 30, 2000, the Company held an aggregate of $3.0 million of FHA and VA loans in its loan portfolio.

         In addition to conventional fixed-rate loans, the Company offers residential loans which reprice once during the loan term at the end of the seventh or fifteenth year, respectively. At such time, the loan's interest rate is adjusted based on the index value of the FHLMC net yield on 30-year fixed-rate mortgage loans plus a margin. These loans are typically based on a 30-year amortization schedule. The amount of any interest rate increase during the repricing period is limited to 5%. At September 30, 2000 the Company held an aggregate of $78.0 million of balloon mortgages in its loan portfolio.

         The Company also originates one-to-four family residential real estate loans which provide for an interest rate that adjusts every year or are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit of 6% increase and 2% decrease over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $51.8 million and $55.4 million of ARMs in its loan portfolio as of September 30, 2000 and 1999, respectively, which represented 16.1% and 18.6% of the Company's total loan portfolio, respectively.

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

         The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. At September 30, 2000, the Company had an aggregate of $241.0 million of one-to four family residential loans in its portfolio.

         CONSTRUCTION LOANS. The Company originates residential construction loans to local contractors, generally with whom it has an established relationship, and to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area. At September 30, 2000, the Company had an aggregate of $15.3 million in construction-builder loans and $8.8 million in one-to-four family residential construction loans in its portfolio.

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

         Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed and qualified appraiser. The Bank's Senior Vice President of Lending also generally reviews and inspects each project at the commencement of construction and throughout the term of the construction loan. Loan proceeds are disbursed after inspections of the project by the appraiser or the Senior Vice President of Lending based on a percentage of completion. The Company requires monthly interest payments during the construction term. The amount of funds available for advance under the Company's construction loans usually do not include any amount from which the borrower can pay the stated interest due thereon until completion of the loan term.

         Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, builder construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Non-accruing construction loans amounted to $122,000 or 4.8% of total non-performing assets at September 30, 2000.

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

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by office buildings and warehouses, most of which are secured by property located in the Company's market area. The Company has become more active in the origination of commercial real estate lending primarily due to the hiring of an officer with commercial real estate experience. Multi-family residential and commercial real estate loans increased $15.6 million or 99.5% to $31.3 million at September 30, 2000 compared to $15.7 million at September 30, 1999. There are currently 108 loans ranging from $5 to $2.7 million with an average balance of $290,000. The Company's commercial lending is done in its primary market area.

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

         COMMERCIAL LOANS. The Company has continued to develop its commercial lending expertise, and has completed the establishment of its commercial lending department. The Company offers line of credit commitments to lend on a short-term basis for working capital requirements of a borrower. Lines of credit are designed to meet seasonal working capital needs and are repaid from the liquidation of current assets. Generally, the term of a line of credit is up to one year and the outstanding balance may fluctuate between zero and the maximum amount of the line of credit at the borrower's request. The line of credit may be established as secured or unsecured. Security can be in the form of real estate (maximum loan to value of 80%) or by establishing a borrowing base for accounts receivable and inventory (75% of accounts receivable less than 90 days and 50% of raw and finished inventory). Additional lines of credit can be secured using a general security filing against all assets of the business. In this case, there is not a collateral formula established. At September 30, 2000 the Company had an aggregate of $1.7 million in commercial lines of credit.

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

         The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company in 1995 began extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. The Company prices these loans at a higher rate than those loans originated with a lower loan-to-value ratio. Home equity lines of credit generally have variable interest rates based on the prime rate plus a 1% margin and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company since 1995 has also been extending home equity lines of credit up to 100% of loan-to-value. In June 1997, the Company opened a loan center in Butler, Pennsylvania to generate home equity loans, home equity lines of credit and consumer lending. At September 30, 2000, the Company had $21.5 million of aggregate home equity loans and lines in its portfolio compared to $18.6 million at September 30, 1999. At September 30, 2000, the Company's portfolio had 858 home equity loans with an aggregate balance of $18.9 million ranging from $444 to $230,000 with an average balance of $22,100. Home equity lines of credit consisted of 204 loans with an aggregate balance of $2.6 million ranging from $25 to $130,000 with an average balance of $12,700.

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

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. The Bank recognized $18,000, $266,000 and $242,000 of deferred loan fees during fiscal 2000, 1999 and 1998, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.


                                                                               September 30,
                                            ---------------------------------------------------------------------------------
                                                2000             1999             1998              1997               1996
                                            -----------       ----------        ---------         ---------         ---------
                                                                     (Dollars in Thousands)
Non-accruing loans:
  First mortgage loans:
    One-to-four family residential            $1,579            $2,002            $2,545            $2,914            $1,447
    Construction                                 122             1,004               400               449               349
  Other loans:
    Commercial leases                              8                66               254               339               440
                                              ------            ------            ------            ------            ------
      Total non-accruing loans                 1,896             3,072             3,199             3,702             2,236
                                              ------            ------            ------            ------            ------

Accruing loans greater than
  90 days delinquent:
  First mortgage loans:
    One-to-four family residential                --                --                --                --                --
  Other loans:
    Consumer and other loans                      12                 0                15                 3                 8
                                              ------            ------            ------            ------            ------
    Total accruing loans greater
      than 90 days delinquent                     12                 0                15                 3                 8
                                              ------            ------            ------            ------            ------
    Total non-performing loans                 1,908             3,072             3,214             3,705             2,244
                                              ------            ------            ------            ------            ------

Real estate owned                                644             1,957             1,274               907               133
                                              ------            ------            ------            ------            ------
    Total non-performing assets               $2,552            $5,029            $4,488            $4,612            $2,377
                                              ======            ======            ======            ======            ======

    Total non-performing loans as
      a percentage of total loans               0.59%             1.03%             1.42%             1.92%             1.55%
                                              ======            ======            ======            ======            ======

    Total non-performing assets as
      a percentage of total assets              0.58%             1.21%             1.20%             1.69%             1.22%
                                              ======            ======            ======            ======            ======


         For the year ended September 30, 2000, approximately $196,000 in interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 2000, no amount was included in net income for these same loans.

         Total non-performing assets decreased $2.4 million or 49.3% between September 30, 1999 and September 30, 2000. The decrease in total non-performing assets is primarily attributable to a $1.3 million or 67.1% decrease in real estate owned, an $882,000 or 87.8% decrease in construction loans, a $423,000 or 21.1% decrease in one to-four family residential loans, and a $58,000 or 87.8% decrease in commercial leases, which were partially offset by a $12,000 or 100.0% increase in consumer and other loans. Of the total non-performing loans at September 30, 2000, seven loans aggregating $156,000 were FHA and VA insured which the Bank has had outstanding for a number of years with an average balance of $22,000.

         The total of 30 one-to-four family residential loans aggregating $1.6 million had an average balance of $53,000 and ranged from $10,000 to $227,000. Non-accruing delinquent construction loans decreased $882,000 or 87.8% from four loans with an aggregate balance of $1.0 million to one loan with a balance of $122,000 between September 30, 1999 and September 30, 2000. The Company has significantly increased its originations over the past several years and does not attribute its non-performing assets to any specific weakness within the Company or in the marketplace generally.

         Non-accruing commercial leases decreased $58,000 or 87.8% from eight non-accruing delinquent commercial leases to one lease with a balance of $9,000.

         The balance of the non-performing assets related to real estate owned ("REO") properties, which decreased $1.3 million to $644,000. REO consists of 7 properties which range from $6,000 to $64,000. Each of these properties has been written down to its estimated net realizable value. Four of the REO properties represent repossessed construction loans on substantially completed properties, which were being built by three contractors.

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

         Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses which are charged against income. For fiscal years ended September 2000, 1999 and 1998, the Company recorded provisions for losses on loans of $600,000, $600,000 and $610,000.

         The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. For the year ended September 30, 2000, the Company's non-performing assets decreased $2.4 million to $2.6 million from $5.0 million at September 30, 1999.

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

                                                                               Year Ended
                                                                              September 30,
                                            ----------------------------------------------------------------------------------
                                               2000              1999               1998             1997              1996
                                            -----------      ------------       ------------      -----------       ----------
                                                                         (Dollars in Thousands)

Balance at beginning of period                $1,957            $1,738            $1,419            $1,128            $  921
                                              ------            ------            ------            ------            ------

Charge-offs:
  First mortgage loans:
    One-to-four family residential               164               244               150                28                 9
  Other loans:
    Commercial leases                              7               131               126                30                93
    Consumer and other loans                     152                24                48                18                12
                                              ------            ------            ------            ------            ------
                                                 323               399               324                76               114
                                              ------            ------            ------            ------            ------
Recoveries:
  First mortgage loans:
    One-to-four family residential                --                --                32                 3                20
  Other loans:
    Consumer and other loans                       4                18                 1                 4                 1
                                              ------            ------            ------            ------            ------
Net charge-offs                                  319               381               291                69                93
                                              ------            ------            ------            ------            ------

Provision for losses on loans                    600               600               610               360               300
                                              ------            ------            ------            ------            ------

Balance at end of period                      $2,238            $1,957            $1,738            $1,419            $1,128
                                              ======            ======            ------            ======            ======

Allowance for loan losses as a percent
 of total loans outstanding                     0.73%             0.70%             0.77%             0.74%             0.78%
                                              ======            ======            ======            ======            ======

Allowance for loan losses to total non-
 performing loans                             117.30%            63.70%            54.08%            38.30%            50.27%
                                              ======            ======            ======            ======            ======

Ratio of net charge-offs to average
 loans outstanding                              0.10%             0.16%             0.15%             0.04%             0.08%
                                              ======            ======            ======            ======            ======


         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                                                                          September 30,
                    ----------------------------------------------------------------------------------------------------------------
                            2000                  1999                    1998                   1997                  1996
                    --------------------   --------------------   --------------------   --------------------   --------------------
                              Percent of             Percent of             Percent of             Percent of             Percent of
                              Allowance              Allowance              Allowance              Allowance              Allowance
                               to Loan                to Loan                to Loan                to Loan                to Loan
                    Amount    Category     Amount    Category     Amount    Category     Amount    Category     Amount    Category
                    ------    --------     ------    --------     ------    --------     ------    --------     ------    --------
                                                                   (Dollars in Thousands)

First mortgage
 loans              $2,036      91.0%      $1,780      91.0%      $1,491      85.8%      $1,129      79.6%      $  891      79.0%
Other loans            202       9.0          177       9.0          247      14.2          290      20.4          237      21.0
                    ------     -----       ------     -----       ------     -----       ------     -----       ------     -----
    Total           $2,238     100.0%      $1,957     100.0%      $1,738     100.0%      $1,419     100.0%      $1,128     100.0%
                    ======     =====       ======     =====       ======     =====       ======     =====       ======     =====

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2000, the Company's mortgage-backed securities portfolio had a book value and fair market value of $62.2 million and $60.3 million, respectively.

          During fiscal 1997, the Company implemented a wholesale leveraging strategy designed to take advantage of its excess capital. The Company determined to invest in mortgage-backed securities and U.S. government and agency obligations, at a positive interest rate spread over the funding obligation, which has been FHLB advances. During fiscal 2000, the Company sold an aggregate of $9.5 million of mortgage-backed securities as compared to $22.2 million purchased during fiscal 1999. During fiscal 2000, the Company has continued to work towards changing its asset mix by decreasing the mortgage-backed securities portfolio and using the proceeds to pay down short term advances and improve its interest rate risk. During the year ended September 30, 1999, the Company purchased an aggregate of $22.2 million of mortgage-backed securities and collateralized mortgage obligations as compared to $65.4 million purchased during the year ended September 30, 1998. The increase during fiscal 1998 was attributed to the continued implementation of the Company's wholesale leveraging strategy. During fiscal 1999, the Company worked towards changing its asset mix by decreasing the mortgage-backed securities portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                   September 30,
                                               ----------------------------------------------------
                                                 2000                  1999                  1998
                                               --------              --------              --------
                                                               (Dollars in Thousands)

GNMA certificates                              $ 40,758              $ 50,026              $ 52,111
FNMA certificates                                11,261                 7,760                21,418
FHLMC certificates                                5,286                14,202                 3,741
Collateralized mortgage obligations               4,515                 5,663                 5,437
                                               --------              --------              --------
                                                 61,820                77,651                82,707

Unamortized premiums                                452                   573                   717
Unearned discounts                                  (95)                 (111)                  (15)
                                               --------              --------              --------
                                                 62,177                78,113                83,409
FASB 115 adjustment                              (1,896)               (2,200)                1,106
                                               --------              --------              --------
                                               $ 60,281              $ 75,913              $ 84,515
                                               ========              ========              ========
Weighted average interest rate                     6.20%                 6.17%                 6.73%
                                               ========              ========              ========

         The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.


                                                                At or For the Year Ended
                                                                     September 30,
                                                             -----------------------------
                                                               2000                 1999
                                                             --------             --------
                                                                     (In Thousands)

Mortgage-backed securities at beginning of period            $ 75,913             $ 84,515
Purchases                                                       1,041               22,212
Sales                                                          (9,490)              (9,012)
Repayments                                                     (7,382)             (18,737)
Accretion and amortization, net                                  (105)                 241
Gain (loss) on mortgage-backed securities                         304               (3,306)
                                                             --------             --------
Mortgage-backed securities at end of period                  $ 60,281             $ 75,913
                                                             ========             ========


         In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 2000, $6.7 million or 10.8% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

         The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2000.


                                                                    Contractually Maturing
                            -------------------------------------------------------------------------------------------------------
                                        Weighted                  Weighted                    Weighted                     Weighted
                            Under 1     Average        1-5        Average       5-10          Average       Over 10        Average
                              Year       Yield        Years        Yield        Years          Yield         Years          Yield
                              ----       -----        -----        -----        -----          -----         -----          -----
                                                                        (Dollars in Thousands)

GNMA certificates            $  --         --%       $    --         --%       $   214         8.10%        $40,544         6.24%
FNMA certificates               --         --             --         --             --           --          11,261         6.61
FHLMC certificates              --         --             --         --             --           --           5,285         5.96
Collateralized
 mortgage obligations           --         --             --         --             --           --           4,515         5.01
                             -----        ---        -------        ---        -------         ----         -------         ----
                             $  --         --%       $    --         --%       $   214         8.10%        $61,605         6.19%
                             =====        ===        =======        ===        =======         ====         =======         ====


Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

         OTHER INVESTMENT SECURITIES. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Bank's Executive Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors. The Bank's Executive Vice President and Chief Financial Officer is authorized to invest in various types of securities, and in recent years, the emphasis has been on U.S. Treasury and agency obligations, municipal securities and corporate debt securities. There are no aggregate limits on the investment portfolio, however, there are certain limits on specific product types (e.g., no limit on U.S. Government and agency obligations; municipal securities are limited to 10% of the Bank's capital). The Company's investment portfolio increased $5.1 million or 15% between September 30, 1999 and September 30, 2000. The Company purchased an aggregate of $15.0 million of U.S. Government and agencies and sold an aggregate of $8.8 million during fiscal 2000. The Company's investment portfolio decreased by $23.3 million or 40.8% between September 30, 1998 and September 30, 1999 primarily due to the $25.2 million of U.S. Government and agency obligations that matured.

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

         The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.

                                                                     September 30,
                                                    ----------------------------------------------
                                                        2000             1999              1998
                                                    ----------       -----------         ---------
                                                                     (In Thousands)

U.S. Government and agency obligations                $25,701          $19,780            $41,304
Trust preferred securities                             13,194           14,052             15,805
                                                      -------          -------            -------
                                                      $38,895          $33,832            $57,109
                                                      =======          =======            =======

         The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2000.


                                                                       Contractually Maturing
                          ----------------------------------------------------------------------------------------------------------
                                         Weighted                   Weighted                    Weighted                   Weighted
                            Under 1      Average         1-5        Average        5-10         Average      Over 10       Average
                              Year        Yield         Years        Yield         Years         Yield        years         Yield
                          ----------  -----------   ----------   -----------    ----------    -----------   ----------   -----------
                                                                    (Dollars in Thousands)
U.S. Government and
agency obligations          $3,500        6.55%       $12.835        7.53%        $3,500         7.65%        $6,500        7.67%


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

         The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 2000.

         In December 1996, the Company purchased a branch office in the Pittsburgh area with deposits totaling $10.4 million at a purchase premium of 3.13%. The branch had deposits of $15.6 million at September 30, 2000. The deposit premium is being amortized using the straight line method over a ten year period.

         The increase of $36.2 million or 21.4% in deposits is primarily the result of the continued competitive deposit pricing throughout the Company's branch network, the introduction of a new money market deposit account product, and the maturation and/or establishment of the Company's newer branches. The Company has established de novo offices or purchased a new branch in each of the past five fiscal years. The Company's de novo branch facility, which opened in fiscal year 1999, grew its deposits by $5.2 million or 185.0% from $2.8 million at September 30, 1999 to $8.0 million at September 30, 2000. The Company's two de novo supermarket branches, opened in fiscal 1996 and 1998, have grown their deposits to $16.2 million and $7.2 million, which represent 34.9% and 35.5% increases, respectively, in comparison to their deposit balances as of September 30, 1999. The Company's branch office that was purchased in fiscal year 1997 grew its deposits by $1.3 million or 9.11% from $14.3 million at September 30, 1999 to $15.6 million at September 30, 2000. Lastly, the Company procured $15.8 million in certificate of deposits from the Commonwealth of Pennsylvania in a competitive bidding process and $10.1 million in wholesale certificate of deposits which settled in fiscal 2000. Although market demand generally dictates which deposits maturities and rates will be acceptable by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                                           September 30,
                                  ---------------------------------------------------------------------------------------------
                                             2000                              1999                              1998
                                  --------------------------        --------------------------        -------------------------
                                  Amount          Percentage        Amount          Percentage        Amount         Percentage
                                  ------          ----------        ------          ----------        ------         ----------
                                                                      (Dollars in Thousands)

Passbook accounts                $ 26,099           12.7%          $ 27,999           16.5%          $ 26,267           17.1%
Money market                        8,791            4.3              6,743            4.0              3,596            2.3
Interest checking                  14,338            7.0             12,178            7.2             11,126            7.2
Noninterest checking                7,026            3.4              4,854            2.9              1,624            1.1
Certificates of deposit           149,426           72.6            117,689           69.4            111,370           70.6
                                 --------          -----           --------          -----           --------          -----
Total deposits                   $205,680          100.0%          $169,463          100.0%          $153,983          100.0%
                                 ========          =====           ========          =====           ========          =====


         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


                                                                        September 30,
                                  -----------------------------------------------------------------------------------------
                                           2000                             1999                             1998
                                  -----------------------          -----------------------          -----------------------
                                                  Average                          Average                          Average
                                  Average          Rate            Average          Rate            Average          Rate
                                  Balance          Paid            Balance          Paid            Balance          Paid
                                  -------          ----            -------          ----            -------          ----
                                                                  (Dollars in Thousands)

Passbook accounts                $ 27,214          2.44%          $ 27,223          2.52%          $ 26,390          2.83%
Money market                        7,949          3.88              5,019          3.05              4,010          2.44
Interest checking                  13,566          1.40             11,602          1.50              9,437          2.28
Noninterest checking                5,416            --              4,267            --              6,646            --
Certificates of deposit           125,197          5.71            111,389          5.37            103,408          5.74
                                 --------          ----           --------          ----           --------          ----
  Total deposits                 $179,342          4.64%          $159,500          4.39%          $149,891          4.66%
                                 ========          ====           ========          ====           ========          ====


         The following table sets forth the savings activities of the Company during the periods indicated.

                                                                 Year Ended September 30,
                                                    ---------------------------------------------------
                                                      2000                   1999                1998
                                                    ---------              ---------          ---------
                                                                        (In Thousands)

Increase before interest credited                    $29,957                $ 8,441            $ 8,020
Interest credited                                      6,260                  7,039              7,232
                                                     -------                -------            -------
Net increase in deposits                             $36,217                $15,480            $15,252
                                                     =======                =======            =======

         The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 2000.


                                                         Maturity Date
                        -------------------------------------------------------------------------------
                        One Year           Over              Over             Over
                        or Less          1-2 Years         2-3 Years         3 Years             Total
                        -------          ---------         ---------         -------             -----
                                                        (In Thousands)
4.01  --   6.00%       $ 33,084          $  9,938          $  3,438          $  2,386          $ 48,846
6.01  --   8.00%         22,642            54,987            17,367             5,240           100,236
8.01  --  10.00%            315                19                10                --               344
                       --------          --------          --------          --------          --------
Total                  $ 56,041          $ 64,944          $ 20,815          $  7,626          $149,426
                       ========          ========          ========          ========          ========


         The following table sets forth the maturities of Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 2000.


            Certificates of deposit maturing
                   in quarter ending:
-----------------------------------------------------    -------------------------------------------
                                                                        (In Thousands)
         December 31, 2000                                                $   6,973
         March 31, 2001                                                      10,611
         June 30, 2001                                                        4,113
         September 30, 2001                                                     555
         After September 30, 2001                                            24,892
                                                                           --------
         Total certificates of deposit with
           balances of $100,000 or more                                    $ 47,144
                                                                           ========


         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 2000, the Company had $176.2 million of advances from the FHLB of Pittsburgh. The Company used FHLB advances to reinvest in assets at higher yields. During fiscal 2000 and in conjunction with the Bank's funding plan discussion on pages 31 and 32, the Company reduced its FHLB advances by approximately $7.9 million.

         The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.


                                              At or For the Year Ended September 30,
                                         ----------------------------------------------
                                           2000               1999               1998
                                         --------           --------           --------
                                                     (Dollars in Thousands)

Maximum balance                          $203,767           $184,067           $157,267
Average balance                           212,861            166,145            149,759
Year end balance                          176,217            184,067            155,267
Weighted average interest rate:
  At end of year                             6.36%              5.71%              5.84%
  During the year                            6.14%              5.74%              5.90%


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

SUBSIDIARIES

         As of September 30, 2000, the Bank was the Company's only bank subsidiary. The Company also has a nonbank subsidiary, Pittsburgh Home Capital Trust I.

REGULATION

         The Bank is a Pennsylvania-chartered stock savings bank subject to extensive regulation and supervision by the Department and by the FDIC, as the administrator of the SAIF.

         The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings institutions and bank holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on the Company or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Certain federal banking laws have been recently amended. See "Regulation-The Company-Financial Modernization."

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

         At September 30, 2000, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         FINANCIAL SUPPORT OF AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

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

THE BANK

         GENERAL. The Bank is incorporated under the Banking Code, is subject to extensive regulation and examination by the Department and by the FDIC, and, is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

         FDIC ASSESSMENTS. The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits have been subject to premiums of between 23 and 31 basis points, depending upon the institution's capital position and other supervisory factors.

         Under legislation enacted in 1996, SAIF-assessable deposits held as of March 31, 1995 were subject to a tax-deductible one-time special assessment at a rate sufficient to achieve the 1.25% designated reserve ratio of the SAIF as of October 1, 1996. This special SAIF assessment generally was payable no later than November 29, 1996. The special assessment amounted to 65.7 cents per $100 of SAIF-assessable deposits and was collected on November 27, 1996. The Bank's one-time special assessment amounted to $739,000 pre-tax. The payment of such special assessment had the effect of immediately reducing the Bank's capital by $473,000 after tax.

         Under such legislation, institutions with Bank Insurance Fund ("BIF") deposits are required to share the cost of funding debt obligations issued by the Financing Corporation ("FICO"), a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. However, until the earlier of December 31, 1999 or the date of elimination of the thrift charter, the FICO assessment rate for BIF deposits was only 1/5 of the rate applicable to SAIF deposits. Consequently, the annual FICO assessments added to deposit insurance premiums was approximately 6.4 basis points for SAIF deposits and 1.3 basis points for BIF deposits from January 1, 1997 through December 31, 1999, and is expected to be approximately 2.4 basis points for both BIF and SAIF deposits thereafter. From January 1, 1997, FICO payments will be paid directly by SAIF and BIF institutions in addition to deposit insurance assessments.

         On October 16, 1996, the FDIC lowered the rates on SAIF-assessable deposits. The rule established SAIF rates ranging from 0 to 27 basis points as of October 1, 1996. The Bank's deposit insurance premiums, which had amounted to 23 basis points were thus reduced to 6.4 basis points effective January 1, 1997.

         Following the special assessment and the new FICO funding mechanism effective January 1, 1997, future SAIF assessment rates are expected to depend primarily on the rate of any new losses from the SAIF insurance fund. Under such legislation, however, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

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

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2000, the Bank met each of its capital requirements.

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

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2000, the Bank exceeded the Department's capital guidelines.

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

         PENNSYLVANIA SAVINGS BANK LAW. The Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

REGULATORY AGREEMENTS

         During fiscal 2000, the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC and the Department. The Company also entered into a MOU with the Federal Reserve Bank ("FRB") of Cleveland.

         The MOU with the FDIC and the Department required the Bank, among other things, to initiate various procedures to improve its funds management and interest rate risk management practices. Specifically, the agreement requires the Bank to implement policies and take various actions within specified time periods. Among the actions required by the MOU is the development and submission by the Bank to the regulators for approval of a funding plan (the "Funding Plan") to establish objectives to improve the Bank's liquidity and funds management practices. The Funding Plan must include, at a minimum, strategies to: (1) reduce dependence on short-term borrowings; (2) improve liquidity levels; (3) improve the level of core deposits; and (4) reduce the level of pledged assets. Pursuant to the MOU, the Bank also has agreed to revise its contingency liquidity policy to include all realistic available options to the Bank in the event liquidity decreases and a detailed description of the steps that would be taken under each option to access funds. The Bank will also (1) ensure that adequate personnel are in place to measure, monitor and control levels of interest rate risk; (2) improve interest rate risk and liquidity monitoring tools; and (3) institute a system of internal, independent review of reports prepared for the Bank's board of directors and its committees.

         The MOU with the FRB provides that the Company will provide the FRB with prior notification before the payment of dividends, that the Company will not incur any additional debt without the prior written approval of the FRB and that the Company will not expand its activities without the prior written approval of the FRB. The MOU further provides that the Company take all actions necessary to ensure that the Company complies with all supervisory actions imposed on the Bank by the FDIC.

         The Bank has filed its Funding Plan and submitted quarterly reports to the FDIC describing the actions taken in response to the MOU. It believes that the adoption of new policies, the revisions to existing policies and procedures and the implementation of the other changes required by the MOU will improve the Bank's funds management and risk management practices. The FDIC has indicated that it will make a final determination as to the effectiveness of the actions taken at the next regularly scheduled examination. Accordingly, the Bank's asset growth is limited to growth that can be funded through internal sources or core deposit growth.

         The Bank has taken various actions in response to the MOU with the FDIC and the Department through the fiscal year ended September 30, 2000 including but not limited to the following:

o Reduced short-term FHLB borrowing and repurchase agreements by approximately $20,000,000.
o        Extending the term and duration of existing long term FHLB advances.

o Delivered approximately $21 million in qualifying residential mortgage loans to the FHLB to act as specially identified qualifying collateral. This, along with the reduction of borrowings from the FHLB below the Bank's maximum borrowing capacity has removed the "Collateral Delivery Status" at the FHLB which effectively freed up all non-mortgage collateral safe kept at the FHLB and improved liquidity.
o Improved the level of core deposits by $4.5 million and increased certificate of deposits by approximately $32 million through the following initiatives:
                 o         Expansion and improvement of its branch network.
                 o Formation and development of commercial lending department to provide shorter term, higher yielding assets with commercial business checking accounts.
                 o Overall continued business development efforts to improve and expand customer base.
                 o Aggressively pricing its Money Market Demand Accounts and long-term certificate deposits to retain its current customer maturities and attract new customers.
                 o Exploration of arrangements to outsource a courier service product to attract additional commercial deposit accounts.
                 o Attracted new savings deposit relationships with the City of Pittsburgh and Allegheny County by serving the deposit needs of these governmental entities.
                 o         Opened the Bank's 9th branch in the high growth
                           Wexford Area.
                 o         Issued $10 million in wholesale certificates of
                           deposit.
o Changed the maturity composition of its interest-bearing assets and improved liquidity levels by:
                 o Selling $8.9 million of fixed rate and adjustable rate residential mortgage loans. The loan sale consisted of out of market loans with the sale proceeds reinvested in liquid agency securities with maturities ranging from one to five years.
                 o Decreasing the dollar amount and improved the liquidity monitoring of residential loans originated or in the pipeline for origination.
o Improved its interest rate risk management with the hiring of an experienced individual to staff and implemented the Bank's in-house asset liability management system (Sendero model). In addition, the Bank also obtained the independent services of Janney Montgomery Scott to enhance its risk analysis capabilities and profile, and increased the frequency of its Asset/Liability Management Committee meetings from quarterly to monthly.

FEDERAL AND STATE TAXATION

         GENERAL. The Company and the Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

         METHOD OF ACCOUNTING. The Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

         BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non- qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning October 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning October 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of September 30, 1996 over (a) the greater of the balance of such reserves as of September 30, 1987 or (b) an amount that would have been the balance of such reserves as of September 30, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning October 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding October 1, 1996.

         At September 30, 2000, the federal income tax reserves of the Bank included $3.17 million of federal income tax bad debt reserves, of this amount, $2.89 million and $272,000 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Bank will recapture into income approximately $24,000 per year over the six year period which was set to begin October 1, 1996, however, the Bank was eligible to suspend until 1998 the recapture as the residential loan exemption was met as discussed above.

         DISTRIBUTIONS. If the Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its pre-1987 bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At September 30, 2000, the Bank had no NOL carryforwards for federal income tax purposes.

         AUDIT BY IRS. The Bank's federal income tax returns for taxable years through September 30, 1998 have been closed for the purpose of examination by the Internal Revenue Service.

         STATE TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2000 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

         The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital gain stock, pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 2.           PROPERTIES

         The following table sets forth certain information with respect to the Bank's offices at September 30, 2000.


                                                                               Net Book               Amount of
                                                                               Value of              Deposits at
              Description/Address                     Leased/Owned             Property          September 30, 2000
---------------------------------------------    --------------------    -----------------    ----------------------
                                                                                    (In Thousands)
Administrative Office:

1001 Village Run Road                                  Leased(1)              $  436                  $    248
Wexford, Pennsylvania 15090

Lending Office:

225 Ross Street, 6th Floor                             Leased(2)                   5                        --
Pittsburgh, Pennsylvania  15219


Branch Offices:

441 Smithfield Street                                  Leased(3)                 428                    52,662
Pittsburgh, Pennsylvania 15222

125 Brownsville Road                                   Owned                      19                    13,268
Pittsburgh, Pennsylvania  15210

4900 Liberty Avenue                                    Owned(4)                1,258                    29,172
Pittsburgh, Pennsylvania  15224

100 North Main Street                                  Owned(5)                  239                    63,312
Butler, Pennsylvania  16001

799 Castle Shannon Boulevard                           Leased(6)                  --                    16,203
Pittsburgh, Pennsylvania  15234

2905 West Liberty Avenue                               Owned                     475                    15,630
Pittsburgh, Pennsylvania  15216


5001 Library Road                                      Leased(7)                  39                     7,230
Bethel Park, Pennsylvania 15102

550 Marketplace Drive                                  Owned(8)                  551                     7,955
Oakdale, Pennsylvania 15071                                                   ------                  --------
                                                                              $3,450                  $205,680
                                                                              ======                  ========

                                                   (Footnotes on following page)

------------------

(1) The Administrative offices relocated to this facility in August 2000. This property is subject to a lease which expires on August 31, 2015 and has two five year renewal options. The Bank also opened a branch office in the same building on August 14, 2000.

(2) This property is subject to a lease which expires on January 1, 2001 and has two five year renewal options.

(3) This branch office opened August 7, 2000. This property is subject to a lease which expires on August 31, 2010 and has two five year renewal options.

(4)      This branch office relocated to its new facility on February 22, 2000.

(5) On June 1, 1997, the Bank opened a loan center in the same building as the branch office to generate home equity loans, home equity lines of credit and consumer lending.

(6) This branch office opened on October 16, 1995. This property is subject to a lease which expires on October 16, 2005.

(7) This branch office opened on October 15, 1997. This property is subject to a lease which expires on October 19, 2002 and has a five year renewal option.

(8)      This branch office opened on March 15, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from page 48 of the Registrant's 2000 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from pages eight and nine of the Registrant's 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages ten to 20 of the Registrant's 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is incorporated by reference from pages 17 to 20 of the Registrant's 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages two, eight and nine, 22 to 45 and 48 of the Registrant's 2000 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages two to seven, 11 and 19 of the Registrant's Proxy Statement dated December 26, 2000 ("Proxy Statement").

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

               (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2000 Annual Report.

        Independent Auditors' Report.

        Consolidated Statements of Financial Condition as of September 30, 2000 and 1999.

        Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998.

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


No.                                    Description
-----    -----------------------------------------------------------------------

3.1      Amended and Restated Articles of Incorporation of Pittsburgh Financial
         Corp.3/
3.2      Amended and Restated Bylaws of Pittsburgh Financial Corp.3/
4        Stock Certificate of Pittsburgh Financial Corp.1/
10.1 Employment Agreement between Pittsburgh Financial Corp., Pittsburgh Savings Bank and J. Ardie Dillen*/2/
10.2 Employment Agreement between Pittsburgh Financial Corp., Pittsburgh Savings Bank and Michael J. Kirk*/2/
10.3     Employment Agreement between Pittsburgh Savings Bank and Joseph E.
         Archer*/2/
10.4 Employment Agreement between Pittsburgh Savings Bank and Albert L. Winters*/2/
10.4.1 Employment Agreement between Pittsburgh Financial Corp., Pittsburgh Savings Bank and Gregory G. Maxcy*/*/
10.5     Stock Option Plan*/2/
10.6     Recognition and Retention Plan and Trust*/2/
10.7     2000 Stock Option Plan*/4/
13 2000 Annual Report to Stockholders specified portion (p. two, eight to 45, and 48) of the Registrant's Annual Report to Stockholders for the year ended September 30, 2000.
21 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the Required information
23       Consent of Ernst & Young LLP, Independent Auditors
27       Financial Data Schedule

------------

1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-99658) filed by the Registrant with the Commission on November 21, 1995, as amended.

2/ Incorporated by reference from the Form 10-K for the fiscal year ended September 30, 1996 filed by the Registrant with the Commission on December 27, 1996.

3/ Incorporated by reference from the Form 10-Q for the quarterly period ended March 31, 2000 filed by the Registrant with the Commission on May 15, 2000.

4/ Incorporated by reference from the definitive Proxy Statement filed by the Registrant with the Commission on December 27, 1999.

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


                                       PITTSBURGH FINANCIAL CORP.


                                       By: /s/ J. Ardie Dillen
                                           -----------------------------------
                                           J. Ardie Dillen
                                           Chairman of the Board, President and
                                           Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ J. Ardie Dillen                                   December 29, 2000
-------------------------------------------------
J. Ardie Dillen
Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)



 /s/ Michael J. Kirk                                   December 29, 2000
-------------------------------------------------
Michael J. Kirk
Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer)


 /s/ Gregory G. Maxcy                                  December 29, 2000
-------------------------------------------------
Gregory G. Maxcy
Director and Corporate Secretary

 /s/ Richard F. Lerach                                   December 29, 2000
-------------------------------------------------
Richard F. Lerach
Director


                                                         December 29, 2000
 /s/ Stephen Spolar
-------------------------------------------------
Stephen Spolar
Director



 /s/ Charles A. Topnick                                  December 29, 2000
-------------------------------------------------
Charles A. Topnick
Director



 /s/ Kenneth R. Rieger                                   December 29, 2000
-------------------------------------------------
Kenneth R. Rieger
Director



 /s/ James M. Droney, Jr.                                December 29, 2000
-------------------------------------------------
James M. Droney, Jr.
Director