Form 10-Q
period 2000-12-31
PITTSBURGH FINANCIAL CORP
filed 2001-02-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                         25-1772349
   ---------------------------------     ------------------------------------
     (State or other jurisdiction        (IRS Employer Identification Number)
   of incorporation or organization)

           1001 Village Run Road
           Wexford, Pennsylvania                       15090
---------------------------------------              ----------
(Address of principal executive office)              (Zip Code)

                                 (724) 933-4509
                      -------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 14, 2001, there were issued and outstanding 1,687,506 shares of the Registrant's Common Stock, par value $.01 per share.

PITTSBURGH  FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

               Consolidated Statements of Financial Condition as of December 31, 2000
               (unaudited) and September 30, 2000                                                 3

               Consolidated Statements of Income (unaudited) for the three
               months ended December 31, 2000 and 1999.                                           4

               Consolidated Statement of Changes in Stockholders' Equity
               (unaudited) for the three months ended December 31, 2000.                          5

               Consolidated Statements of Cash Flows (unaudited) for the
               three months ended December 31, 2000 and 1999.                                     6

               Notes to Unaudited Consolidated Financial Statements                               7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                             10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                        19

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                                 20
Item 2.        Changes in Securities                                                             20
Item 3.        Defaults Upon Senior Securities                                                   20
Item 4.        Submission of Matters to a Vote of Security-Holders                               20
Item 5.        Other Information                                                                 20
Item 6.        Exhibits and Reports on Form 8-K                                                  20

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                        December 31,          September 30,
                                                                                             2000                 2000
                                                                                        ------------          -------------
                                                                                                    (Unaudited)
ASSETS

Cash                                                                                    $   1,469,040         $   1,625,542
Interest-bearing deposits                                                                   4,676,079             5,482,745
                                                                                        -------------         -------------
                                                                                            6,145,119             7,108,287

Investment securities available for sale (cost of $103,349,376 and $103,612,745)          101,047,376            99,175,745
Loans receivable, net of allowance of $2,368,402 and $2,237,554                           310,518,226           307,428,407
Accrued interest receivable                                                                 2,849,258             2,828,129
Premises and equipment, net                                                                 5,843,101             5,512,905
Goodwill                                                                                      195,335               203,589
Federal Home Loan Bank stock                                                               10,763,400            10,763,400
Deferred income taxes                                                                       1,291,506             1,966,506
Foreclosed real estate                                                                        561,006               643,751
Prepaid income taxes                                                                          229,928             1,762,164
Other assets                                                                                  797,869             1,026,133
                                                                                        -------------         -------------

Total assets                                                                            $ 440,242,124         $ 438,419,016
                                                                                        =============         =============

LIABILITIES

Deposits                                                                                $ 206,789,996         $ 205,680,077
Advances from Federal Home Loan Bank                                                      174,216,730           176,216,730
Reverse repurchase agreements                                                              20,000,000            20,000,000
Guaranteed preferred beneficial interests in subordinated debt                             10,836,304            10,830,178
Advances by borrowers for taxes and insurance                                               3,268,600             1,846,333
Other liabilities                                                                           2,563,021             2,426,569
                                                                                        -------------         -------------

Total liabilities                                                                         417,674,651           416,999,887

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                     --                    --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                     21,821                21,821
Additional paid-in capital                                                                 16,275,050            16,284,286
Treasury stock - at cost, 484,619                                                          (6,874,791)           (6,874,791)
Unearned shares of  ESOP                                                                   (1,100,815)           (1,150,704)
Unearned shares of Recognition and Retention Plan                                            (177,170)             (230,330)
Accumulated other comprehensive (loss)                                                     (1,618,000)           (2,928,000)
Retained earnings (substantially restricted)                                               16,041,378            16,296,847
                                                                                        -------------         -------------

Total stockholders' equity                                                                 22,567,473            21,419,129
                                                                                        -------------         -------------


Total liabilities and stockholders' equity                                              $ 440,242,124         $ 438,419,016
                                                                                        =============         =============


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three months ended
                                                                                    December 31,
                                                                            2000                   1999
                                                                        -----------             -----------
                                                                                    (Unaudited)

Interest income:
   Loans receivable                                                     $ 5,944,284             $ 5,505,623
   Mortgage-backed securities                                             1,032,720               1,227,348
   Investment securities:
      Taxable                                                               952,002                 694,203
      Tax exempt                                                                 --                 105,177
   Interest-bearing deposits                                                 38,597                  38,353
                                                                        -----------             -----------
 Total interest income                                                    7,967,603               7,570,704

 Interest expense:
   Deposits                                                               2,707,351               1,856,258
   Advances from Federal Home Loan Bank and other borrowings              3,148,203               3,175,111
   Guaranteed preferred beneficial interest
          in subordinated debt                                              259,838                 252,226
                                                                        -----------             -----------
 Total interest expense                                                   6,115,392               5,283,595
                                                                        -----------             -----------

 Net interest income before provision for loan losses                     1,852,211               2,287,109

 Provision for loan losses                                                  150,000                 150,000
                                                                        -----------             -----------

 Net interest income after provision for loan losses                      1,702,211               2,137,109

 Noninterest income:
    Service charges and other fees                                          220,561                 254,386
    Net (loss)/gain on available for sale securities                       (100,000)                  3,357
    Loss on interest rate cap                                               (75,000)                     --
    Other income                                                             51,387                  43,417
                                                                        -----------             -----------

 Total noninterest income                                                    96,948                 301,160

 Noninterest expenses:
   Compensation and employee benefits                                       903,597                 888,207
   Premises and occupancy costs                                             386,698                 197,221
   Amortization of goodwill                                                   8,254                   8,254
   Federal insurance premium                                                  9,262                  24,350
   Loss/(gain) on sale of foreclosed real estate                             59,246                  (2,247)
   Marketing                                                                 67,949                  97,025
   Data processing costs                                                    118,788                  77,550
   Other expenses                                                           402,442                 322,825
                                                                        -----------             -----------

 Total noninterest expense                                                1,956,236               1,613,185
                                                                        -----------             -----------

 (Loss)/income before income taxes                                         (157,077)                825,084
 Income (benefit) taxes                                                     (54,384)                252,000
                                                                        -----------             -----------

 Net (loss)/income                                                      $  (102,693)            $   573,084
                                                                        ===========             ===========

Diluted (loss)/earnings per share                                       $     (0.07)            $      0.36
                                                                        ===========             ===========
Dividends per share                                                     $      0.09             $      0.09
                                                                        ===========             ===========


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2000
                                   (UNAUDITED)





                                                                                     Additional
                                                     Comprehensive      Common         Paid In          Retained        Treasury
                                                         Income         Stock          Capital          Earnings         Stock
                                                     -----------------------------------------------------------------------------



Balance as of September 30, 2000                                       $ 21,821     $ 16,284,286     $ 16,296,847    $ (6,874,791)

Treasury stock purchased                                                                                                       --

ESOP shares released                                                         --           (9,236)              --              --

RRP amortization                                                             --               --               --              --

Cash dividends declared                                                      --               --         (152,776)             --

Change in unrealized gain (loss) on investment
    securities available for sale, net of taxes      $  1,310,000            --               --               --              --

Less reclassification adjustment for gains
    included in net income                               (100,000)
                                                     ------------

Other comprehensive income                              1,210,000

Net loss for period                                  $   (102,693)           --               --         (102,693)             --
                                                     ------------

Comprehensive Income                                 $  1,107,307
                                                     ============      -----------------------------------------------------------
Balance as of December 31, 2000                                        $ 21,821     $ 16,275,050     $ 16,041,378    $ (6,874,791)
                                                                       ===========================================================



                                                Unearned shares of                             Accumulated            Total
                                                  Employee Stock     Unearned shares of           other           Stockholders'
                                                  Ownership Plan             RRP          comprehensive income       Equity
                                                -------------------------------------------------------------------------------
Balance as of September 30, 2000                   $ (1,150,704)        $   (230,330)         $ (2,928,000)       $ 21,419,129

Treasury stock purchased                                                                                                    --

ESOP shares released                                     49,889                   --                    --              40,653

RRP amortization                                             --               53,160             1,310,000           1,363,160

Cash dividends declared                                      --                   --                    --            (152,776)

Change in unrealized gain (loss) on investment
    securities available for sale, net of taxes              --                   --                    --                  --

Less reclassification adjustment for gains included in net income


Other comprehensive income                                                                              --                  --

Net loss for period                                          --                   --                    --            (102,693)


Comprehensive Income
                                                  ----------------------------------------------------------------------------
Balance as of December 31, 2000                    $ (1,100,815)        $   (177,170)         $ (1,618,000)       $ 22,567,473
                                                  ============================================================================

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            For the three months ended December 31,
                                                                                                  2000                   1999
                                                                                             -------------          -------------
                                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                                                            $   (102,693)          $    573,084
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
     Depreciation and goodwill amortization                                                       146,446                107,842
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                              544,654                643,739
     Amortization of RRP and release of ESOP shares                                                93,813                102,477
     Provision for loan losses                                                                    150,000                150,000
     Deferred tax provision (benefit)                                                             675,000               (534,185)
     Other, net                                                                                 3,304,216              2,150,117
                                                                                             ------------           ------------
Net cash provided by operating activities                                                       4,811,436              3,193,074

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                                             (12,315,844)           (33,531,791)
Loan principal repayments                                                                      10,832,480             11,196,266
Purchase of loans                                                                                (777,929)                    --
Net REO activity                                                                                   82,745               (299,463)
Purchases of:
     Available for sale securities                                                             (1,844,811)            (1,632,500)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                                335,000              5,222,766
Purchase of land, premises and equipment                                                         (468,388)              (515,765)
Other, net                                                                                       (575,000)               613,000
                                                                                             ------------           ------------
Net cash (used) provided by investing activities                                               (4,731,747)           (18,947,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in checking, passbook, and money market
     deposit accounts                                                                            (687,498)             3,433,350
Net increase (decrease) in certificates of deposit                                              1,797,417               (130,415)
Increase (decrease) in advances from the Federal Home Loan Bank                                (2,000,000)            12,000,000
Cash dividends paid to shareholders                                                              (152,776)              (159,377)
Purchase of treasury stock                                                                             --               (211,687)
                                                                                             ------------           ------------

Net cash (used) provided  by financing activities                                              (1,042,857)            14,931,871

Net decrease in cash and cash equivalents                                                        (963,168)              (822,542)
Cash and cash equivalents at beginning of year                                                  7,108,287              5,319,099
                                                                                             ------------           ------------
Cash and cash equivalents at end of year                                                     $  6,145,119           $  4,496,557
                                                                                             ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest (includes interest credited on deposits of $2,859,360, and $1,942,434
          in 2000 and 1999 respectively)                                                     $  5,985,823           $  5,005,792
                                                                                             ============           ============

Income taxes (refund) paid                                                                   $ (1,586,620)          $    173,185
                                                                                             ============           ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                                             --                728,187

Unrealized gain on securities available for sale                                                1,985,000             (1,804,000)
Deferred income taxes                                                                            (675,000)               613,000
                                                                                             ------------           ------------
Accumulated other comprehensive income                                                       $  1,310,000           $ (1,191,000)
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

        Components of Comprehensive Income include net income and unrealized gains or losses on the Company's available-for-sale securities. During the three months ended December 31, 2000, total comprehensive gain amounted to $1,107,307, compared to a $617,917 comprehensive loss for the three months ended December 31, 1999.

        The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended
                                                                     December 31,
                                                              2000                1999
                                                              ----                ----
Numerator for basic and diluted earnings (loss)
per share - net income                                   $  (102,693)          $   573,084

Denominator:
  Denominator for basic earnings (loss) per
     share - weighted-average shares                       1,551,253             1,594,846
   Effect of dilutive securities:
   Employee stock options                                      1,803                 5,950
  Unvested Management Recognition Plan stock                      --                 6,485
                                                         -----------           -----------
  Dilutive potential common shares                             1,803                12,435
                                                         -----------           -----------
  Denominator for diluted earnings (loss) per
     share - adjusted weighted-average
     shares and assumed conversions                        1,553,056             1,607,281
                                                         ===========           ===========
  Basic earnings (loss) per share                        $     (0.07)          $      0.36
                                                         ===========           ===========
  Diluted earnings (loss) per share                      $     (0.07)          $      0.36
                                                         ===========           ===========


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (125,028 and 138,023 shares at December 31, 2000 and 1999 respectively) are excluded from basic average shares outstanding.

Note 4 - Statement of Financial Accounting Standards ("SFAS") No. 133

        On October 31, 2000, the Company adopted SFAS #133 which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Upon adoption, the cumulative transition adjustment was insignificant. The impact on first quarter operating results was a loss before income taxes of $75,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At December 31, 2000, the Company's total assets amounted to $440.2 million compared to $438.4 million at September 30, 2000, an increase of .4%. Cash and interest-bearing deposits decreased $1.0 million or 14.1%, to $6.1 million at December 31, 2000, compared to $7.1 million at September 30, 2000. Investments and mortgage-backed securities increased $1.8 million, or 1.8%, from $99.2 million at September 30, 2000 to $101.0 million at December 31, 2000. During the three months ended December 31, 2000, the Company's loans receivable, net of allowance, increased $3.1 million, or 1.0%, to $310.5 million at December 31, 2000 compared to $307.4 million at September 30, 2000. The growth is primarily attributable to increases in commercial mortgage loans as the Company continues to develop and focus on the commercial business relationship aspects of its strategic plan. These increases were offset by slight decreases in its 1-4 family residential and home equity loan portfolio.

         Total liabilities increased by $700,000, or .2%, to $417.7 million at December 31, 2000 compared to $417.0 million at September 30, 2000. Deposits increased by $1.1 million, or .5% to $206.8 million at December 31, 2000 compared to $205.7 million at September 30, 2000. Borrowings decreased $2.0 million or 1.0% to $194.2 million at December 31, 2000 compared to $196.2 million at September 30, 2000. Guaranteed preferred beneficial interest in subordinated debt totaled $10.8 million at December 31, 2000.

        Total stockholders' equity increased $1.2 million or 5.6% to $22.6 million at December 31, 2000 compared to $21.4 million at September 30, 2000. The increase was primarily attributable to a $1.2 million increase in other comprehensive income which was materially impacted by the improvement in the market value of the Company's available for sale securities portfolio.

RESULTS OF OPERATIONS

        GENERAL. The Company reported a net loss for the quarter ended December 31, 2000 of $103,000 as compared to net income of $573,000 for the same quarter in 1999. The Company had a decrease in net interest income before provision for loan losses of $435,000 or 19.0% for the quarter due to margin compression as a result of increased funding costs related to the Company's interest-bearing liabilities. The Company also recognized a pre-tax net loss on investment sales of $100,000, a pre-tax net loss on an interest rate cap under the required adoption of Financial Accounting Standard ("FAS") No. 133 of $75,000, and a pre-tax loss on the sale of foreclosed real estate of $59,000 for the quarter ended December 31, 2000, as compared to a pre-tax net gain on investment sales of $3,000, and a pre-tax net gain on sale of foreclosed real estate of $2,000 for the quarter ended December 31, 1999. Excluding the results of the investment sales, loss on interest rate cap, and loss on the sale of foreclosed real estate, net income for the quarter ended December 31, 2000 was $59,000 as compared to $571,000 for the same quarter in 1999, a decrease of $512,000 or 89.7%.

         The Company's cost of funds increased 64 basis points from 5.40% for the three months ended December 31, 1999 to 6.04% for the three months ended December 31, 2000. This is primarily a result of the general increase in interest rates over the last eighteen months, coupled with the Company's extension of maturities on liabilities on its funding side in an effort to reduce its exposure to short term liabilities and improve its interest rate risk profile as required by the MOU. Noninterest income, excluding investment sales and the loss on the interest rate cap, also decreased for the quarter by $26,000 or 8.7%. Noninterest expense, excluding the losses or gains on sale of foreclosed real estate, increased $282,000 or 17.4% from the year ago quarter. The increase in noninterest expense is primarily attributable to the premises and occupancy costs of the subsidiary Bank's new branch and other offices, which increased $189,000 or 96.1% from $197,000 for the three months ended December 31, 1999 to $386,700 for the three months ended December 31, 2000. The cost of the Company's strategic technology initiatives and related data processing costs increased $41,000 from $78,000 for the three months ended December 31, 1999 to $119,000 for the three months ended December 31, 2000.

         The Company reported a diluted loss per share of $.07 for the quarter ended December 31, 2000, compared to earnings per share of $.36 per share for the same quarter of 1999. The 2001 quarter's loss per share amount includes $.11 per share related to the net losses on investment sales, loss on interest rate cap, and loss on sale of foreclosed real estate noted above. Consequently, diluted earnings per share excluding these items were $.04 for the quarter ended December 31, 2000. There was no impact from investment sales or the sale of foreclosed real estate on diluted earnings per share for the quarter ended December 31, 1999.

        INTEREST INCOME. Interest income increased $400,000 or 5.3% for the quarter ended December 31, 2000, compared to the same period in 1999. The average balance on loans receivable increased by $22.0 million for the quarter ended December 31, 2000, and the related yield increased .02% from 7.67% to 7.69%. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, and the ongoing high level of service and commitment will also continue in this area.

                                Average Balances, Net Interest Income and Yields Earned and Rates Paid
                                               For the three months ended December 31,
                                                                 2000                                         1999
                                                 ------------------------------------         ------------------------------------
                                                  Average                    Average           Average                    Average
                                                  Balance      Interest    Yield/Rate          Balance       Interest   Yield/Rate
                                                 ------------------------------------         ------------------------------------
Interest-earning assets:
 Investment securities                           $ 49,644       $  952        7.67%           $  43,966       $  800       7.28%
 Mortgage-backed securities                        60,399        1,033        6.84               73,642        1,227       6.66
Loans receivable:
 First mortgage loans                             284,769        5,415        7.61              262,568        4,987       7.60
 Other loans                                       24,506          529        8.63               24,721          519       8.40
                                                 --------       ------                        ---------       ------
Total loans receivable                            309,275        5,944        7.69              287,289        5,506       7.67
Other interest-earning assets                       3,505           39        4.45                3,626           38       4.19
                                                 --------       ------                        ---------       ------
Total interest-earning assets                     422,823       $7,968        7.54%             408,523       $7,571       7.41%
                                                                              ====                                         ====
Non-interest earning assets                        15,894                                        16,828
                                                 --------                                     ---------
Total assets                                     $438,717                                     $ 425,351
                                                 ========                                     =========

Interest-bearing liabilities:
 Deposits                                        $197,793       $2,707        5.47%           $ 165,012       $1,857       4.50%
 FHLB advances and other                          195,977        3,148        6.43              214,684        3,175       5.92
 Guaranteed preferred beneficial
   interest in subordinated debt                   11,500          260        9.04               11,500          252       8.77
 Escrows                                               --           --          --                   --           --         --
                                                 --------       ------                        ---------       ------
Total interest-bearing liabilities               $405,270       $6,115        6.04%           $ 391,196       $5,284       5.40%
                                                                              ====                                         ====
Non-interest bearing liabilities                   12,404                                        12,788
                                                 --------                                     ---------
Total liabilities                                 417,674                                       403,984
Stockholders' equity                               22,043                                        21,367
                                                 --------                                     ---------
Total liabilities and stockholders' equity       $439,717                                     $ 425,351
                                                 ========                                     =========

Net interest-earning assets                      $ 17,553                                     $  17,327
                                                 ========                                     =========
Net interest income/interest rate spread                        $1,853        1.50%                           $2,287       2.01%
                                                                ======        ====                            ======       ====
Net interest margin                                                           1.75%                                        2.24%
                                                                              ====                                         ====

        The average balance of investment and mortgage-backed securities totaled $110.0 million with a weighted average yield of 7.21% for the three months ended December 31, 2000 compared to $117.6 million with a weighted average yield of 6.89% for the same period in 1999. During the three months ended December 31, 2000, the Company has continued to change its asset mix by decreasing its investment portfolio, particularly its mortgage-backed securities portfolio, and reinvesting the proceeds in higher yielding, internally generated loans receivable.

Loans receivable, net at December 31, 2000 and September 30, 2000 are summarized below:

                                                      December 31, 2000         September 30, 2000
                                                      -----------------         ------------------

First mortgage loans:
Secured by 1-4 family residence                         $ 239,460,079             $ 241,069,737
1-4 family residential construction                         7,562,192                 8,810,462
1-4 family residential construction -builder               15,328,624                15,322,026

Commercial construction                                    13,324,184                10,839,388
Non-residential                                            22,213,091                20,418,077
Less loans in process                                     (11,732,831)              (13,221,686)
Deferred loan costs                                           509,458                   520,946
Unamortized premium on mortgage loans                          65,411                    50,690
                                                        -------------             -------------
Total first mortgage loans                                286,730,208               283,809,640
                                                        =============             =============

Home equity loans and lines                                21,375,094                21,508,266
Other loans                                                 4,781,326                 4,348,056
Less allowance for loan losses                             (2,368,402)               (2,237,555)
                                                        -------------             -------------
                                                        $ 310,518,226             $ 307,428,407
                                                        =============             =============


        INTEREST EXPENSE. Interest expense increased $832,000 or 15.7% for the three months ended December 31, 2000, compared to the same period in 1999. The increase was due to a $11.1 million increase in average interest-bearing liabilities for the three months ended December 31, 2000 when compared to the same period in 1999. In addition, the average cost of funds for the three months ended December 31, 2000 increased to 6.04% from 5.40% for the same period in 1999. Average deposits increased $32.8 million or 19.9% for the three months ended December 31, 2000 when compared to the same period in 1999. Average borrowed funds decreased $18.7 million for the three months ended December 31, 2000 when compared to the same period in 1999. One of the directives of the FDIC's Memorandum of Understanding was to have the Company reduce its reliance on short term borrowings. The Company has paid down its short term borrowings from the FHLB, in addition to extending its borrowing maturities from the FHLB in an effort to mitigate interest rate risk and improve its interest rate risk profile. Interest expense associated with the guaranteed preferred beneficial interest in subordinated debt totaled $260,000 for the three months ended December 31, 2000 when compared to $252,000 for the same period in 1999.

         PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. The evaluation of the adequacy of the allowance incorporates an estimated range of required allowance based on the items noted above. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated low and high percentage of potential loss to the remaining unclassified loan portfolio. Management extends out the various line item balances and estimated percentages in order to arrive at an estimated required loan loss allowance reserve. Activity for the period under analysis is taken into account (charge offs, recoveries, provision) in order to challenge the Company's overall process, as well as its previous loss history. The estimated range of required reserve balance is then compared to the current allowance for loan loss balance, and any required adjustments are made accordingly. While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2000 and 1999:


                                     December 31, 2000        December 31, 1999
                                     -----------------        -----------------
Balance at beginning of year            $2,237,555              $1,956,744
Provision charged to income                150,000                 150,000
Chargeoffs                                 (20,087)                (47,594)
Recoveries                                     934                   1,244
                                        ----------              ----------
Balance at end of period                $2,368,402              $2,060,394
                                        ==========              ==========

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. Subsequent to September 30, 2000, the Company's non-performing assets increased from $2.6 million at September 30, 2000 to $3.4 million at December 31, 2000. This $867,000 increase was primarily attributable to a $950,000 increase in non-accruing loans and a $83,000 decrease in foreclosed real estate. For the three months ended December 31, 2000 the Company recognized net losses of $59,000 on the sale of foreclosed real estate.

        Assets classified as a Loss are considered uncollectible and of such little value that continuance, as an asset is not warranted. A Loss classification does not mean that an asset has no recovery or salvage value, but that it is not practical or desirable to defer writing off all or a portion of the asset, even though partial recovery may be affected in the future. All loans classified as loss have been written off directly or through provision in specific allowance reserve. The allowance is increased by provisions for loan losses, which are charged against income. During the three months ended December 31, 2000, the Company recorded provisions for losses on loans of $150,000, which was the same provision for losses on loans in the same period in the prior year.

         Although management utilizes its best judgment in providing for losses with respect to its non-performing assets, there can be no assurance that the Company will be able to dispose of such non-performing assets without establishing additional provisions for losses on loans or further reductions in the carrying value of its real estate owned.

        NONINTEREST INCOME. Noninterest income decreased by $204,000 or 67.8% for the three months ended December 31, 2000 compared to the same period in 1999. As noted above, the Company recognized a pre-tax net loss of $100,000 related to the impairment of one of its trust preferred security investments. The Company also recognized a pre-tax net loss on the change in fair market value of an interest rate cap of $75,000 (See Note #4). Excluding the investment loss and the loss on the interest rate cap, noninterest income decreased $26,000 or 8.7% from $298,000 for the quarter ended December 31, 1999 to $272,000 for the quarter ended December 31, 2000.

        NONINTEREST EXPENSES. Noninterest expenses increased by $341,000 or 21.7% for the three months ended December 31, 2000, compared to the same period in 1999. The increase was primarily attributable to a $189,000 increase in premises and occupancy costs, a $59,000 loss on sale of foreclosed real estate, an increase of $41,000 on data processing costs, and an $80,000 increase in other expenses for the three months ended December 31, 2000 when compared to the same period in 1999. The increase in premises and occupancy costs is due to the building or relocating of new branches for downtown Pittsburgh, Bloomfield, and Wexford along with the relocation of the Company's lending office and its corporate headquarters. The increase in data processing costs relate to services provided to the new branch offices, along with increased costs associated with the Company's strategic technology initiatives. The increase in other expenses relate to increased accounting and legal fees, increased stationary and office supply costs, and increased ATM and checking deposit fees.


        PROVISION (BENEFIT) FOR INCOME TAXES. The Bank recognized a benefit for income taxes of $54,000 for the three months ended December 31, 2000, compared with a provision of $252,000 for the same period in 1999. The effective tax rates during the three months ended December 31, 2000 and 1999 were 34.6% and 30.5%, respectively.




LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At December 31, 2000, the Company had $174.2 million of outstanding borrowings from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At December 31, 2000, the total approved loan commitments outstanding amounted to $14.2 million including $11.7 million in loans in process, and unused lines of credit amounted to $6.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2000, totaled $77.7 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

REGULATORY AGREEMENTS


         During fiscal 2000, the Bank entered into a Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking and the Company entered into a MOU with the Federal Reserve Bank ("FRB") of Cleveland.

         The MOU with the FDIC required the Bank, among other things, to initiate various procedures to improve its funds management and interest rate risk management practices. Specifically, the agreement required the Bank to implement policies and take various actions within specified time periods. Among the actions required by the MOU is the development by the Bank of a funding plan (the "Funding Plan") to establish objectives to improve the Bank's liquidity and funds management practices. The Funding Plan must include, at a minimum, strategies to: (1) reduce dependence on short-term borrowings; (2) improve liquidity levels; (3) improve the level of core deposits; and (4) reduce the level of pledged assets. The MOU required the Bank to submit the Funding Plan to the regulators for their approval. Although the Bank has filed its Funding Plan, until the Funding Plan receives regulatory approval, the Bank's asset growth is limited to growth that can be funded through internal sources or core deposit growth. Pursuant to the MOU, the Bank also has agreed to revise its contingency liquidity policy to include all realistic available options to the Bank in the event liquidity decreases and a detailed description of the steps that would be taken under each option to access funds. The Bank will also (1) ensure that adequate personnel are in place to measure, monitor and control levels of interest rate risk; (2) improve interest rate risk and liquidity monitoring tools; and (3) institute a system of internal, independent review of reports prepared for the Bank's board of directors and its committees. Quarterly reports are submitted by the Bank to the regulators describing the actions taken to ensure compliance with the MOU. The Bank has taken various actions to implement the requirements of the MOU. It believes that the adoption of new policies, the revisions to existing policies and procedures and the implementation of the other changes required by the MOU have improved the Bank's funds management and risk management practices.

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

                                                        Tier I           Tier I             Total
                                                       Leverage        Risk-Based        Risk-Based
                                                       Capital           Capital           Capital
                                                        -----------------------------------------
Regulatory capital as a percentage                      7.25%            14.13%            15.15%
Minimum capital required as a percentage                4.00              4.00              8.00
                                                        ====             =====             =====
Excess regulatory capital as a percentage               3.25%            10.13%             7.15%
                                                        ====             =====             =====
Well-capitalized requirement                            5.00%             6.00%            10.00%
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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are presented at September 30, 2000 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on December 29, 2000. Management believes there have been no material changes in the Company's market risk since September 30, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                  3.1 Amended and Restated Articles of Incorporation of Pittsburgh Financial Corp.*

                  3.2      Amended and Restated Bylaws of Pittsburgh Financial
                           Corp.*


         *Incorporated by reference from the form 10-Q for the quarterly period ended March 31, 2000 filed by the Registrant with the SEC on May 15, 2000


         (b)   No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PITTSBURGH FINANCIAL CORP.



Date: February 14, 2001      By: /s/ J. Ardie Dillen
                                 -----------------
                                 J. Ardie Dillen
                                 Chairman, President and Chief Executive Officer



Date: February 14, 2001      By: /s/ Michael J. Kirk
                                 -------------------
                                 Michael J. Kirk
                                 Executive Vice President and Chief
                                 Financial Officer