Form 10-Q
period 2001-03-31
PITTSBURGH FINANCIAL CORP
filed 2001-05-15
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                               25-1772349
        -------------------------------                ----------------------
        (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                 Identification Number)

             1001 Village Run Road
             Wexford, Pennsylvania                              15090
    ---------------------------------------                   ----------
    (Address of principal executive office)                   (Zip Code)

                                 (724) 933-4509
              ----------------------------------------------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2001, there were issued and outstanding 1,584,131 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Consolidated Statements of Financial Condition as of March 31, 2001
        (unaudited) and September 30, 2000                                                         3

        Consolidated Statements of Income (unaudited) for the three and six
        months ended March 31, 2001 and 2000.                                                      4

        Consolidated Statement of Changes in Stockholders' Equity
        (unaudited) for the six months ended March 31, 2001.                                       5

        Consolidated Statements of Cash Flows (unaudited) for the
        six months ended March 31, 2001 and 2000.                                                  6

        Notes to Unaudited Consolidated Financial Statements                                       7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                     10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                20


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                                         21
Item 2. Changes in Securities                                                                     21
Item 3. Defaults Upon Senior Securities                                                           21
Item 4. Submission of Matters to a Vote of Security-Holders                                       21
Item 5. Other Information                                                                         21
Item 6. Exhibits and Reports on Form 8-K                                                          22

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        March 31,           September 30,
                                                                                          2001                  2000
                                                                                       ------------         ------------
                                                                                        (Unaudited)
Assets

Cash                                                                                   $  1,049,575         $  1,625,542
Interest-bearing deposits                                                                 4,517,121            5,482,745
                                                                                       ------------         ------------
                                                                                          5,566,696            7,108,287

Investment securities available for sale (cost of $89,714,975 and $103,612,745)          89,611,975           99,175,745
Loans receivable, net of allowance of $2,499,727 and $2,237,554                         299,230,006          307,428,407
Loans held for sale                                                                       6,205,816                   --
Accrued interest receivable                                                               2,734,766            2,828,129
Premises and equipment, net                                                               5,957,867            5,512,905
Goodwill                                                                                    187,082              203,589
Federal Home Loan Bank stock                                                             10,763,400           10,763,400
Deferred income taxes                                                                       545,008            1,966,506
Foreclosed real estate                                                                      179,116              643,751
Prepaid income taxes                                                                        253,372            1,762,164
Other assets                                                                                736,379            1,026,133
                                                                                       ------------         ------------

Total assets                                                                           $421,971,483         $438,419,016
                                                                                       ============         ============

Liabilities

Deposits                                                                               $204,666,946         $205,680,077
Federal Home Loan Bank borrowings                                                       157,815,730          176,216,730
Reverse repurchase agreements                                                            20,000,000           20,000,000
Guaranteed preferred beneficial interests in subordinated debt                           10,842,431           10,830,178
Advances by borrowers for taxes and insurance                                             3,119,310            1,846,333
Other liabilities                                                                         2,320,007            2,426,569
                                                                                       ------------         ------------

Total liabilities                                                                       398,764,424          416,999,887

Stockholders' equity

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                   --                   --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                   21,821               21,821
Additional paid-in capital                                                               16,278,880           16,284,286
Treasury stock - at cost, 569,494 and 484,619                                            (7,863,603)          (6,874,791)
Unearned shares of  ESOP                                                                 (1,049,866)          (1,150,704)
Unearned shares of Recognition and Retention Plan                                          (124,010)            (230,330)
Accumulated other comprehensive (loss)                                                      (68,000)          (2,928,000)
Retained earnings (substantially restricted)                                             16,011,837           16,296,847
                                                                                       ------------         ------------

Total stockholders' equity                                                               23,207,059           21,419,129
                                                                                       ------------         ------------


Total liabilities and stockholders' equity                                             $421,971,483         $438,419,016
                                                                                       ============         ============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                Three months ended                     Six months ended
                                                                    March 31,                             March 31,
                                                                  (Unaudited)                            (Unaudited)
                                                           ----------------------------         -------------------------------
                                                              2001             2000                2001                2000
                                                           ----------        ----------         -----------         -----------
Interest income:
   Loans receivable                                        $5,934,025        $5,911,985         $11,878,309         $11,417,608
   Mortgage-backed securities                                 966,005         1,117,664           1,998,725           2,345,012
    Investment securities:
        Taxable                                               901,761           686,577           1,853,763           1,380,780
        Tax exempt                                                 --            42,761                  --             147,938
   Interest-bearing deposits                                   35,177            49,660              73,774              88,013
                                                           ----------        ----------         -----------         -----------
          Total interest income                             7,836,968         7,808,647          15,804,571          15,379,351

Interest expense:
   Deposits                                                 2,671,999         1,868,604           5,379,350           3,724,862
   Federal Home Loan Bank and other borrowings              2,845,170         3,374,607           5,993,373           6,549,718
   Guaranteed preferred beneficial interest
        in subordinated debt                                  249,256           252,227             509,094             504,453
                                                           ----------        ----------         -----------         -----------
          Total interest expense                            5,766,425         5,495,438          11,881,817          10,779,033
                                                           ----------        ----------         -----------         -----------

Net interest income                                         2,070,543         2,313,209           3,922,754           4,600,318

Provision for loan losses                                     150,000           150,000             300,000             300,000
                                                           ----------        ----------         -----------         -----------
Net interest income after provision for loan losses         1,920,543         2,163,209           3,622,754           4,300,318

Noninterest income:
   Service charges and other fees                             168,041           213,096             388,602             467,482
   Extinguishment of facility lease                                --          (201,500)                 --            (201,500)
   Net gain on sale of fixed assets                                --            77,297                  --              77,297
   Loss on interest rate cap                                       --                --             (75,000)                 --
   Net gain/(loss) on available for sale securities            36,198          (174,896)            (63,802)           (171,539)
   Other income                                                43,796            34,876              95,183              78,293
                                                           ----------        ----------         -----------         -----------
          Total noninterest income (loss)                     248,035           (51,127)            344,983             250,033

Noninterest expenses:
   Compensation and employee benefits                         945,109           904,720           1,848,706           1,792,927
   Premises and occupancy costs                               400,464           212,227             787,162             409,448
   Amortization of goodwill                                     8,253             8,253              16,507              16,507
   Federal insurance premium                                   25,456             9,002              34,718              33,352
   Loss on sale of foreclosed real estate                       6,225            87,591              65,471              85,344
   Marketing                                                   59,204            56,441             127,153             153,466
   Data processing costs                                      131,240            76,633             250,028             154,183
   Other expenses                                             409,532           370,420             811,974             693,245
                                                           ----------        ----------         -----------         -----------
          Total noninterest expense                         1,985,483         1,725,287           3,941,719           3,338,472
                                                           ----------        ----------         -----------         -----------

Income before income taxes                                    183,095           386,795              26,018           1,211,879
Income taxes                                                   67,500            67,243              13,116             319,243
                                                           ----------        ----------         -----------         -----------
Net income                                                 $  115,595        $  319,552         $    12,902         $   892,636
                                                           ==========        ==========         ===========         ===========

Diluted earnings per share                                 $     0.07        $     0.20         $        --         $      0.56
                                                           ==========        ==========         ===========         ===========

Dividends per share                                        $     0.09        $     0.09         $      0.18         $      0.18
                                                           ==========        ==========         ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       For the Period ended March 31, 2001
                                   (Unaudited)


                                                                                                                       Unearned
                                                                             Additional                                shares of
                                                 Comprehensive    Common      Paid In       Retained     Treasury    Employee Stock
                                                     Income       Stock       Capital       Earnings       Stock     Ownership Plan
                                                 -------------    -------   -----------    -----------  -----------  --------------

 Balance as of September 30, 2000                                 $21,821   $16,284,286    $16,296,847  $(6,874,791)   $(1,150,704)
 Treasury stock purchased                                                                                  (988,812)
 ESOP shares released                                                  --        (5,406)            --           --        100,838
 RRP amortization                                                      --            --             --           --             --
 Cash dividends declared                                               --            --       (297,912)          --             --
 Change in unrealized gain (loss) on investment
      securities available for sale, net of taxes  $2,860,000          --            --             --           --             --
 Less reclassification adjustment for gains
      included in net income                          (63,802)                       --
                                                   ----------
 Other comprehensive income                         2,796,198
 Net gain for period                               $   12,902          --            --         12,902           --             ==
                                                   ----------
Comprehensive Income                               $2,809,100
                                                   ==========
                                                               --------------------------------------------------------------------
 Balance as of March 31, 2001                                     $21,821   $16,278,880    $16,011,837  $(7,863,603)   $(1,049,866)
                                                               ====================================================================


                                                                               Accumulated                       Total
                                                  Unearned shares                 other                      Stockholders'
                                                      of RRP                 comprehensive (loss)                Equity
                                                  ---------------            --------------------            -------------
 Balance as of September 30, 2000                    (230,330)                    $(2,928,000)                $21,419,129
 Treasury stock purchased                                  --                              --                    (988,812)
 ESOP shares released                                      --                              --                      95,432
 RRP amortization                                     106,320                              --                     106,320
 Cash dividends declared                                   --                              --                    (297,912)
 Change in unrealized gain (loss) on investment
      securities available for sale, net of taxes          --                       2,860,000                   2,860,000
 Less reclassification adjustment for gains
      included in net income                               --                              --                          --
 Other comprehensive income                                --                              --                          --
 Net gain for period                                       --                              --                      12,902
Comprehensive Income                                       --                              --                          --
                                                   -----------------------------------------------------------------------
 Balance as of March 31, 2001                       $(124,010)                    $   (68,000)                $23,207,059
                                                   =======================================================================

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            For the six months ended March 31,
                                                                               2001                 2000
                                                                           ------------         ------------
                                                                                      (Unaudited)
Cash flows from operating activities
Net income                                                                 $     12,902         $    892,636
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                     299,387              151,936
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                            579,652              684,952
     Amortization of RRP and release of ESOP shares                             201,752              193,276
     Provision for loan losses                                                  300,000              300,000
     Deferred tax provision (benefit)                                         2,930,290             (651,000)
     Other, net                                                               1,561,785            2,293,937
                                                                           ------------         ------------
Net cash provided by operating activities                                     5,885,768            3,865,737

Cash flows from investing activities
Loan originations                                                           (21,543,695)         (55,681,793)
Loan principal repayments                                                    23,437,569           23,976,525
Purchase of loans                                                              (777,929)                  --
Net REO activity                                                                464,635              349,201
Purchases of:
     Available for sale securities                                           (4,880,534)          (2,092,500)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                           17,883,292           18,325,405
Purchase of land, premises and equipment                                       (727,842)            (823,915)
Other, net                                                                     (582,000)             651,000
                                                                           ------------         ------------
Net cash (used) provided by investing activities                             13,273,496          (15,296,077)

Cash flows from financing activities
Net increase  in checking, passbook, and money market
     deposit accounts                                                         1,392,333            3,847,909
Net (decrease) in certificates of deposit                                    (2,405,464)            (373,662)
Decrease (increase) in Federal Home Loan Bank borrowings                    (18,401,000)          10,200,000
Cash dividends paid to shareholders                                            (297,912)            (312,152)
Purchase of treasury stock                                                     (988,812)          (1,119,346)
                                                                           ------------         ------------

Net cash (used) provided  by financing activities                           (20,700,855)          12,242,749

Net (decrease) increase in cash and cash equivalents                         (1,541,591)             812,409
Cash and cash equivalents at beginning of year                                7,108,287            5,319,099
                                                                           ------------         ------------
Cash and cash equivalents at end of year                                   $  5,566,696         $  6,131,508
                                                                           ============         ============

Supplemental disclosure of cash flow information

Cash paid during the year for:
     Interest                                                              $ 11,752,249         $ 10,064,109
                                                                           ============         ============

Income taxes (refund) paid                                                 $ (1,381,532)        $    473,185
                                                                           ============         ============

Supplemental schedule of noncash investing and financing activities

Foreclosed mortgage loans transferred to real estate owned                       14,656              834,016

Unrealized gain on securities available for sale                              4,334,000           (1,915,000)
Deferred income taxes                                                        (1,474,000)             651,000
                                                                           ------------         ------------
Accumulated other comprehensive income                                     $  2,860,000         $ (1,264,000)
                                                                           ============         ============


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Pittsburgh Financial Corp. (formerly Pittsburgh Home Financial Corp.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pittsburgh Savings Bank (dba BankPittsburgh) (formerly Pittsburgh Home Savings Bank) (the "Bank") and Pittsburgh Home Capital Trust I. All significant intercompany balances and transactions have been eliminated in consolidation.

        Components of Comprehensive Income include net income and unrealized gains or losses on the Company's available-for-sale securities. During the six months ended March 31, 2001, total comprehensive gain amounted to $2,809,100, compared to a $371,364 comprehensive loss for the six months ended March 31, 2000.

        The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000.


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

        The Company's subsidiary, Pittsburgh Home Capital Trust I (the "Trust") is a Delaware business trust formed to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities. These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended                  Six months ended
                                                                  March 31,                          March 31,
                                                          2001               2000              2001              2000
                                                        ----------        ----------        ----------        ----------
          Numerator for basic and diluted earnings
             per share - net income                     $  115,595        $  319,552        $   12,902        $  892,636

          Denominator:
            Denominator for basic earnings per
               share - weighted-average shares           1,536,521         1,553,376         1,543,887         1,574,111
             Effect of dilutive securities:
             Employee stock options                          7,306             7,773             3,905            14,649
                                                        ----------        ----------        ----------        ----------
            Dilutive potential common shares                 7,306             7,773             3,905            14,649
                                                        ----------        ----------        ----------        ----------
            Denominator for diluted earnings per
               share - adjusted weighted-average
               shares and assumed conversions            1,543,827         1,561,149         1,547,792         1,588,760
                                                        ==========        ==========        ==========        ==========
            Basic earnings per share                    $     0.08        $     0.21        $     0.00        $     0.57

                                                        ==========        ==========        ==========        ==========
            Diluted earnings per share                  $     0.07        $     0.20        $     0.00        $     0.56
                                                        ==========        ==========        ==========        ==========


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (120,511 and 133,782 shares at March 31, 2001 and 2000, respectively) are excluded from basic average shares outstanding.

Note 4 - Statement of Financial Accounting Standards ("SFAS") No. 133

        On October 1, 2000, the Company adopted SFAS #133 which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Upon adoption, the cumulative transition adjustment was insignificant. The impact for the six months ended March 31, 2001 was a loss before income taxes of $75,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At March 31, 2001, the Company's total assets amounted to $422.0 million compared to $438.4 million at September 30, 2000, a decrease of 3.7%. Cash and interest-bearing deposits decreased $1.5 million or 21.1%, to $5.6 million at March 31, 2001, compared to $7.1 million at September 30, 2000. Investments and mortgage-backed securities decreased $9.6 million, or 9.7%, from $99.2 million at September 30, 2000 to $89.6 million at March 31, 2001. The Company has continued to change its asset mix by decreasing its investment portfolio, particularly its mortgage-backed securities portfolio, and reinvesting the proceeds in higher yielding, internally generated loans receivable. In addition, the Company has been reducing its reliance on short term borrowings by utilizing its cash flow proceeds and paying back short term Federal Home Loan Bank ("FHLB") borrowings. During the six months ended March 31, 2001, the Company's loans receivable, net of allowance, decreased $8.2 million, or 2.7%, to $299.2 million at March 31, 2001 compared to $307.4 million at September 30, 2000. The decrease is primarily attributable to the $6.2 million of loans being held for sale and the principal repayments of residential 1-4 family mortgage loans.

         Total liabilities decreased by $18.2 million or 4.4%, to $398.8 million at March 31, 2001 compared to $417.0 million at September 30, 2000. Deposits decreased by $1.0 million, or .5% to $204.7 million at March 31, 2001 compared to $205.7 million at September 30, 2000 primarily as a result of an $8.6 million decrease in Commonwealth of Pennsylvania certificates of deposits which were offset by an increase of $7.6 million in retail deposits. Borrowings decreased $18.4 million or 9.4% to $177.8 million at March 31, 2001 compared to $196.2 million at September 30, 2000. One of the directives of the Federal Deposit Insurance Corporation's ("FDIC") Memorandum of Understanding ("MOU") was to have the Company reduce its reliance on short term borrowings. (See page 19 "Regulatory Agreements"). The Company has paid down its short term borrowings from the FHLB, in an effort to mitigate interest rate risk and improve its interest rate risk profile. Guaranteed preferred beneficial interest in subordinated debt totaled $10.8 million at March 31, 2001.

        Total stockholders' equity increased $1.8 million or 8.4% to $23.2 million at March 31, 2001 compared to $21.4 million at September 30, 2000. The increase was primarily attributable to a $2.9 million increase in other comprehensive income which was materially impacted by the improvement in the market value of the Company's available for sale investment securities portfolio.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income for the quarter ended March 31, 2001 of $116,000 as compared to $320,000 for the same quarter in 2000. For the six months ended March 31, 2001, net income was $13,000 as compared to $893,000 for the six months ended March 31, 2000. The decrease of $204,000 in net income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily the result of a $243,000 decrease in net interest income due to a $271,000 increase in interest expense, and a $260,000 increase in noninterest expense, which were partially offset by $248,000 in noninterest income during the quarter compared to $51,000 in noninterest losses during the quarter ended March 31, 2000. The decrease of $880,000 in net income for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 was primarily the result of a $678,000 decrease in net interest income due to a $1.1 million increase in interest expense, and a $603,000 increase in noninterest expense during the six months ended March 31, 2001 compared to the six month period in 2000.

        For the quarter ended March 31, 2001, the Company recognized a pre-tax net gain on sale of investment securities of $36,000 which was partially offset by a pre-tax net loss on sale of foreclosed real estate of $6,000. This compared to a pre-tax net loss on investment sales of $175,000, a pre-tax net loss on sale of foreclosed real estate of $88,000, and an early extinguishment of a facility lease pre-tax loss of $202,000, offset by a net gain on sale of fixed assets of $77,000 for the quarter ended March 31, 2000. For the six months ended March 31, 2001, the Company recognized a pre-tax net loss on investment sales of $64,000, a pre-tax loss on an interest rate cap of $75,000, and a pre-tax net loss on the sale of foreclosed real estate of $65,000. This compared to a pre-tax net loss on investment sales of $172,000, a pre-tax net loss on the sale of foreclosed real estate of $85,000, and an early extinguishment of a facility lease pre-tax loss of $202,000, offset by a net gain on sale of fixed assets of $77,000 for the six months ended March 31, 2000. Excluding the results of the investment sales, the write down of the interest rate cap, the loss on the sale of foreclosed real estate, the early lease extinguishment, and the sale of fixed assets, net income for the quarter and six months ended March 31, 2001 was $95,000 and $154,000 as compared to $586,000 and $1.16 million for the same periods in 2000, a decrease of $491,000 or 83.8% and $1.0 million or 86.7%, respectively.

         The Company's cost of funds increased 31 basis points from 5.49% for the three months ended March 31, 2000 to 5.80% for the three months ended March 31, 2001 and 47 basis points from 5.45% for the six months ended March 31, 2000 to 5.92% for the six months ended March 31, 2001. This was primarily a result of the relative increase in interest rates over the last twelve months, coupled with the Company's extension of maturities on liabilities on its funding side in an effort to reduce its exposure to short term liabilities and improve its interest rate risk profile as required by the MOU. (See page 19 "Regulatory Agreements").

         Noninterest income, excluding investment sales and the write down of the interest rate cap, decreased for the quarter by $36,000 or 14.5% and $62,000 or 11.4% for the six months ended March 31, 2001. Noninterest expense, excluding the losses on sale of foreclosed real estate, increased $341,000 or 20.8% for the quarter and $630,000 or 16.2% for six months ended March 31, 2001 when compared to the same periods in 2000.


         The Company reported diluted earnings per share of $.07 for the quarter and $0 for the six months ended March 31, 2001, compared to $.20 and $.56 per share for the same periods of 2000. The 2001 quarter's and six months earnings per share includes a loss of $.01 and a gain of $.10 per share, respectively, related to the investment sales, loss on interest rate cap, the early lease extinguishment, the sale of fixed assets, and loss on sale of foreclosed real estate noted above. Consequently, diluted earnings per share excluding these items were $.06 for the quarter and $.10 for the six months ended March 31, 2001 compared to $.33 and $.69 for the same periods in 2000.

        INTEREST INCOME. Interest income increased $28,000 or .4% for the quarter ended March 31, 2001, compared to the same period in 2000. Interest income increased $400,000 or 2.6% for the six months ended March 31, 2001, compared to the same period in 2000. The average balance on loans receivable decreased by $699,000 for the quarter and increased $11.1 million for the six months ended March 31, 2001, and the related yields increased .05% from 7.66% to 7.71% for the quarter and .02% from 7.66% to 7.68% for the six months ended March 31, 2001 when compared to the same periods in 2000. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, or the Company's primary business for many years.

                                               Average Balances, Net Interest Income and
                                                       Yields Earned and Rates Paid
                                                  For the three months ended March 31,
                                                                  2001                                       2000
                                               -----------------------------------------      ------------------------------------
                                                Average                     Average           Average                    Average
                                                Balance       Interest     Yield/Rate         Balance       Interest    Yield/Rate
                                                --------      --------     ----------         --------      --------    ----------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                          $ 49,156       $  902         7.34%           $ 38,494       $  730        7.59%
 Mortgage-backed securities                       58,736          966          6.58             65,088        1,118         6.87
Loans receivable:
 First mortgage loans                            244,887        4,681          7.65            266,170        4,940         7.42
 Other loans                                      63,131        1,253          7.94             42,547          972         9.13
                                                --------       ------                         --------       ------
Total loans receivable                           308,018        5,934          7.71            308,717        5,912         7.66
Other interest-earning assets                      4,035           35          3.47              3,965           49         4.94
                                                --------       ------                         --------       ------
Total interest-earning assets                    419,945       $7,837         7.46%            416,264       $7,809        7.50%
                                                                              ====                                         ====
Non-interest earning assets                       17,278                                        16,185
                                                --------                                      --------
Total assets                                    $437,223                                      $432,449
                                                ========                                      ========

Interest-bearing liabilities:
 Deposits                                       $200,911       $2,672         5.32%           $165,297       $1,869        4.52%
 FHLB advances and other                         185,152        2,845          6.15            223,425        3,374         6.04
 Guaranteed preferred beneficial
   interest in subordinated debt                  11,500          249          8.66             11,500          252         8.77
                                                --------       ------                         --------       ------
Total interest-bearing liabilities              $397,563       $5,766         5.80%           $400,222       $5,495        5.49%
                                                                              ====                                         ====
Non-interest bearing liabilities                  16,134                                        11,864
                                                --------                                      --------
Total liabilities                                413,697                                       412,086
Stockholders' equity                              23,526                                        20,363
                                                --------                                      --------
Total liabilities and stockholders' equity      $437,223                                      $432,449
                                                ========                                      ========

Net interest-earning assets                     $ 22,382                                      $ 16,042
                                                ========                                      ========
Net interest income/interest rate spread                       $2,071         1.66%                          $2,314        2.01%
                                                               ======         ====                           ======        ====
Net interest margin                                                           1.97%                                        2.22%
                                                                              ====                                         ====

                    Average Balances, Net Interest Income and
                          Yields Earned and Rates Paid

                                                     For the six months ended March 31,
                                                                2001                                        2000
                                              ---------------------------------------          ----------------------------------
                                               Average                       Average           Average                  Average
                                               Balance        Interest     Yield/Rate          Balance    Interest     Yield/Rate
                                               --------       -------      ----------          --------   --------     ----------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                         $ 49,400       $ 1,854          7.51%           $ 41,230    $ 1,528        7.41%
 Mortgage-backed securities                      59,567         1,999          6.71              69,365      2,345        6.76
Loans receivable:
 First mortgage loans                           247,600         9,417          7.61             263,751      9,888        7.50
 Other loans                                     61,546         2,461          8.00              34,251      1,530        8.93
                                               --------       -------                          --------    -------
Total loans receivable                          309,146        11,878          7.68             298,002     11,418        7.66
Other interest-earning assets                     3,771            74          3.92               3,796         88        4.64
                                               --------       -------                          --------    -------
Total interest-earning assets                   421,884       $15,805          7.49%            412,393    $15,379        7.46%
                                                                               ====                                       ====
Non-interest earning assets                      16,586                                          16,507
                                               --------                                        --------
Total assets                                   $438,470                                        $428,900
                                               ========                                        ========

Interest-bearing liabilities:
 Deposits                                      $199,352        $5,379          5.40%           $165,154    $ 3,725        4.51%
 FHLB advances and other                        190,564         5,993          6.29             219,055      6,550        5.98
 Guaranteed preferred beneficial
   interest in subordinated debt                 11,500           509          8.85              11,500        504        8.77
                                               --------       -------                          --------    -------
Total interest-bearing liabilities             $401,416       $11,881          5.92%           $395,709    $10,779        5.45%
                                                                               ====                                       ====
Non-interest bearing liabilities                 14,269                                          12,326
                                               --------                                        --------
Total liabilities                               415,685                                         408,035
Stockholders' equity                             22,785                                          20,865
                                               --------                                        --------
Total liabilities and stockholders' equity     $438,470                                        $428,900
                                               ========                                        ========

Net interest-earning assets                    $ 20,468                                        $ 16,684
                                               ========                                        ========
Net interest income/interest rate spread                      $ 3,924          1.57%                       $ 4,600       2.01%
                                                              =======          ====                        =======       ====
Net interest margin                                                            1.86%                                     2.23%
                                                                               ====                                      ====

        The average balance of investment and mortgage-backed securities totaled $107.9 million with a weighted average yield of 6.93% and $108.9 million with a weighted average yield of 7.07% for the three and six months ended March 31, 2001 compared to $103.6 million with a weighted average yield of 7.14% and $110.6 million with a weighted average yield of 7.00% for the same periods in 2000. During the six months ended March 31, 2001, the Company has continued to change its asset mix by decreasing its investment portfolio, particularly its mortgage-backed securities portfolio, and reinvesting the proceeds in higher yielding, internally generated loans receivable.

Loans receivable, net at March 31, 2001 and September 30, 2000 are summarized below:

                                                      March 31, 2001       September 30, 2000
                                                      --------------       ------------------
          First mortgage loans:
          Secured by 1-4 family residence              $ 226,434,853         $ 241,069,737
          1-4 family residential construction              5,518,042             8,810,462
          1-4 family residential construction -
            builder                                       14,671,673            15,322,026
          Commercial real estate -construction            14,229,456            10,839,388
          Commercial real estate                          23,980,849            20,418,077
          Less loans in process                           (9,877,908)          (13,221,686)
          Deferred loan costs                                512,993               520,946
          Unamortized premium on mortgage loans               63,647                50,690
                                                       -------------         -------------
          Total first mortgage loans                     275,533,605           283,809,640

          Home equity loans and lines of credit           21,229,297            21,508,266
          Other loans                                      4,966,831             4,348,056

          Less allowance for loan losses                  (2,499,727)           (2,237,555)
                                                       -------------         -------------
                                                       $ 299,230,006         $ 307,428,407
                                                       =============         =============

        At March 31, 2001, the Company had $6.2 million of loans held for sale. These loans represent long term fixed rate out of market residential loans that the Company is selling to continue to improve its interest rate risk profile.


        INTEREST EXPENSE. Interest expense increased $271,000 or 4.9% and $1.1 million or 10.2% for the three and six months ended March 31, 2001, compared to the same periods in 2000. The average cost of funds for the three months ended March 31, 2001 increased to 5.80% from 5.49% which was offset by a decline of $2.7 million in the average balance of interest-bearing liabilities when compared to the same period in 2000. For the six months ended March 31, 2001 the average cost of funds increased to 5.92% from 5.45%, and the average balance of interest-bearing liabilities increased $5.7 million when compared to the same period in 2000. Average deposits increased $35.6 million or 21.5% and $34.2 million or 20.7% for the three and six months ended March 31, 2001 when compared to the same periods in 2000. Average borrowed funds decreased $38.3 million and $28.5 million for the three and six months ended March 31, 2001 when compared to the same periods in 2000. One of the directives of the FDIC's MOU was to have the Company reduce its reliance on short term borrowings. (See page 19 "Regulatory Agreements"). The Company has paid down its short term borrowings from the FHLB, in addition to extending its borrowing maturities from the FHLB in an effort to mitigate interest rate risk and improve its interest rate risk profile. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $249,000 and $509,000 for the three and six months ended March 31, 2001 when compared to $252,000 and $504,000 for the same periods in 2000.

         PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated low and high percentage of potential loss to the remaining unclassified loan portfolio. Activity for the period under analysis is also taken into account (charge offs, recoveries, provision). The estimated range of required reserve balance is then compared to the current allowance for loan loss balance, and a loan loss provision is made accordingly. While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

Activity in the allowance for loan losses is summarized as follows for the three months ended March 31, 2001 and 2000:


                                            March 31, 2001       March 31, 2000
                                            --------------       --------------
          Balance at beginning of year        $ 2,237,555         $ 1,956,744
          Provision charged to income             300,000             300,000
          Chargeoffs                              (39,283)           (176,709)
          Recoveries                                1,455               2,190
                                              -----------         -----------
          Balance at end of period            $ 2,499,727         $ 2,082,225
                                              ===========         ===========

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. The Company's non-performing assets increased from $2.6 million at September 30, 2000 to $3.7 million at March 31, 2001. This $1.1 million increase was primarily attributable to a $1.6 million increase in non-accruing loans and a $465,000 decrease in foreclosed real estate. For the three and six months ended March 31, 2001 the Company recognized net losses of $6,000 and $65,000 on the sale of foreclosed real estate.

        The allowance is increased by provisions for loan losses, which are charged against income. During the three and six months ended March 31, 2001, the Company recorded provisions for losses on loans of $150,000 and $300,000,respectively, which were the same provisions for losses on loans in the same periods in the prior year.

        NONINTEREST INCOME. Noninterest income increased by $299,000 or 585.1% and $95,000 or 38.0% for the three and six months ended March 31, 2001 compared to the same periods in 2000. As noted above, the Company recognized a pre-tax net gain on sale of investment securities of $36,000 for the quarter and a pre-tax net loss on investment sales of $64,000 for the six months ended March 31, 2001. During the quarter ended December 31, 2000, the Company recognized a pre-tax net loss of $100,000 related to the impairment of one of its trust preferred security investments and recognized a pre-tax net loss on the change in fair market value of an interest rate cap of $75,000. Excluding the investment sales, the extinguishment of a facility lease, the sale of fixed assets, and the write down of the interest rate cap noted above, noninterest income decreased $36,000 or 14.5% from $248,000 for the quarter ended March 31, 2000 to $212,000 for the quarter ended March 31, 2001; and $62,000 or 11.4% from $546,000 for the six months ended March 31, 2000 to $484,000 for the six months ended March 31, 2001.

        NONINTEREST EXPENSE. Noninterest expense increased by $260,000 or 15.1% and $603,000 or 18.1% for the three and six months ended March 31, 2001, compared to the same periods in 2000. The increase was primarily attributable to a $188,000 and $378,000 increase in premises and occupancy costs, a $6,000 and a $65,000 loss on sale of foreclosed real estate, an increase of $55,000 and $96,000 on data processing costs, and an $39,000 and $119,000 increase in other expenses for the three and six months ended March 31, 2001, respectively, when compared to the same periods in 2000. The increase in premises and occupancy costs was due to the building or relocating of new branches for downtown Pittsburgh, Bloomfield, and Wexford along with the relocation of the Company's lending office and its corporate headquarters. The increase in data processing costs relate to services provided to the new branch offices, along with increased costs associated with the Company's strategic technology initiatives. The increase in other expenses related to increased accounting and legal fees, increased stationery and office supply costs, and increased ATM and checking deposit fees.

        PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $68,000 and $13,000 for the three and six months ended March 31, 2001, compared with a provision of $67,000 and $319,000 for the same periods in 2000. The effective tax rates during the three and six months ended March 31, 2001 and 2000 were 34.9% and 50.4%, 17.4% and 26.3% respectively.



LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At March 31, 2001, the Company had $157.8 million of outstanding borrowings from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 2001, the total approved loan commitments outstanding amounted to $14.4 million including $9.9 million in loans in process, and unused lines of credit amounted to $6.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totaled $82.8 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

REGULATORY AGREEMENTS


         During fiscal 2000, the Bank entered into a MOU with the FDIC and the Pennsylvania Department of Banking and the Company entered into a MOU with the Federal Reserve Bank ("FRB") of Cleveland.

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

                                                 Tier I        Tier I         Total
                                                Leverage     Risk-Based     Risk-Based
                                                 Capital       Capital       Capital
                                                 -------       -------       -------
Regulatory capital as a percentage                 7.53%        14.11%        15.20%
Minimum capital required as a percentage           4.00%         4.00%         8.00%
                                                   ====         =====         =====
Excess regulatory capital as a percentage          3.53%        10.11%         7.20%
                                                   ====         =====         =====
Well-capitalized requirement                       5.00%         6.00%        10.00%
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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures about market risk are presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2000, filed with the SEC on December 29, 2000. Management believes there have been no material changes in the Company's market risk since September 30, 2000.

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

Item 4. Submission of Matters to a Vote of Security-Holders

                a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 25, 2001.

                b)      Not applicable.

                c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 1,697,506 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                        1) Proposal to elect three directors for a three-year term or until their successors are elected and qualified - Gregory G. Maxcy received votes for 1,420,412; against 111,781; abstain 0; Richard F. Lerach received votes for 1,421,549; against 110,644; abstain 0; James M.
                                Droney received votes for 1,420,649; against 111,544; abstain 0.

                        2) Proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2001 received votes for 1,528,828; against 2,137; abstain 1,228.

                d)      Not applicable.

Item 5. Other Information

               Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a) None.

        (b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PITTSBURGH FINANCIAL CORP.



Date: May 15, 2001          By: /s/ J. Ardie Dillen
                                ------------------------------------------------
                                J. Ardie Dillen
                                Chairman, President and Chief Executive Officer



Date: May 15, 2001          By: /s/ Michael J. Kirk
                                ------------------------------------------------
                                Michael J. Kirk
                                Executive Vice President and Chief
                                Financial Officer