Form 10-Q
period 2001-06-30
PITTSBURGH FINANCIAL CORP
filed 2001-08-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                25-1772349
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                 Identification Number)

          1001 Village Run Road
           Wexford, Pennsylvania                                15090
  (Address of principal executive office)                     (Zip Code)

                                 (724) 933-4509
                     ---------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2001, there were issued and outstanding 1,531,999 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2001
         (unaudited) and September 30, 2000                                                 3

         Consolidated Statements of Income (unaudited) for the three and nine
         months ended June 30, 2001 and 2000.                                               4

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) for the nine months ended June 30, 2001.                               5

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended June 30, 2001 and 2000.                                          6

         Notes to Unaudited Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        20

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                 23
Item 2.  Changes in Securities                                                             23
Item 3.  Defaults Upon Senior Securities                                                   23
Item 4.  Submission of Matters to a Vote of Security-Holders                               23
Item 5.  Other Information                                                                 23
Item 6.  Exhibits and Reports on Form 8-K                                                  23

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         June 30,            September 30,
                                                                                           2001                  2000
                                                                                       (Unaudited)
                                                                                       ------------          ------------
ASSETS

Cash                                                                                   $    958,436          $  1,625,542
Interest-bearing deposits                                                                 9,844,392             5,482,745
                                                                                       ------------          ------------
                                                                                         10,802,828             7,108,287

Investment securities available for sale (cost of $94,188,490 and$103,612,745)           94,179,490            99,175,745
Loans receivable, net of allowance of $2,503,693 and $2,237,554                         291,845,450           307,428,407
Accrued interest receivable                                                               2,614,034             2,828,129
Premises and equipment, net                                                               6,033,291             5,512,905
Goodwill                                                                                    178,828               203,589
Federal Home Loan Bank stock                                                              7,822,100            10,763,400
Deferred income taxes                                                                       935,806             1,966,506
Foreclosed real estate                                                                      386,385               643,751
Income tax receivable                                                                          --               1,762,164
Other assets                                                                                708,965             1,026,133
                                                                                       ------------          ------------

Total assets                                                                           $415,507,177          $438,419,016
                                                                                       ============          ============

LIABILITIES

Deposits                                                                               $203,248,541          $205,680,077
Federal Home Loan Bank borrowings                                                       152,565,730           176,216,730
Reverse repurchase agreements                                                            20,000,000            20,000,000
Guaranteed preferred beneficial interests in subordinated debt                           10,848,557            10,830,178
Accrued income taxes payable                                                                 78,426                  --
Advances by borrowers for taxes and insurance                                             3,772,262             1,846,333
Other liabilities                                                                         2,097,917             2,426,569
                                                                                       ------------          ------------

Total liabilities                                                                       392,611,433           416,999,887

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                 --                    --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                   21,821                21,821
Additional paid-in capital                                                               16,280,224            16,284,286
Treasury stock - at cost, 608,494 and 484,619                                            (8,302,096)           (6,874,791)
Unearned shares of  ESOP                                                                   (997,834)           (1,150,704)
Unearned shares of Recognition and Retention Plan                                           (70,850)             (230,330)
Accumulated other comprehensive (loss)                                                       (6,000)           (2,928,000)
Retained earnings (substantially restricted)                                             15,970,479            16,296,847
                                                                                       ------------          ------------

Total stockholders' equity                                                               22,895,744            21,419,129
                                                                                       ------------          ------------


Total liabilities and stockholders' equity                                             $415,507,177          $438,419,016
                                                                                       ============          ============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three months ended                       Nine months ended
                                                                      June 30,                               June 30,
                                                                    (Unaudited)                             (Unaudited)
                                                            -----------------------------           -------------------------------
                                                               2001                2000                2001               2000
                                                            ----------          ---------           -----------        -----------
Interest income:
   Loans receivable                                         $5,657,942          $6,018,056          $17,536,251        $17,435,664
   Mortgage-backed securities                                  881,104           1,021,215            2,879,829          3,366,227
    Investment securities:
        Taxable                                                758,392             712,886            2,612,155          2,093,666
        Tax exempt                                                --                  --                   --              147,938
   Interest-bearing deposits                                   103,793              37,964              177,567            125,977
                                                            ----------          ----------          -----------        -----------
          Total interest income                              7,401,231           7,790,121           23,205,802         23,169,472

Interest expense:
   Deposits                                                  2,529,072           2,110,320            7,908,422          5,835,182
   Federal Home Loan Bank and other borrowings               2,678,211           3,336,375            8,671,584          9,886,093
   Guaranteed preferred beneficial interest
        in subordinated debt                                   247,585             252,226              756,679            756,679
                                                            ----------          ----------          -----------        -----------
          Total interest expense                             5,454,868           5,698,921           17,336,685         16,477,954
                                                            ----------          ----------          -----------        -----------

Net interest income                                          1,946,363           2,091,200            5,869,117          6,691,518

Provision for loan losses                                      150,000             150,000              450,000            450,000
                                                            ----------          ----------          -----------        -----------
Net interest income after provision for loan losses          1,796,363           1,941,200            5,419,117          6,241,518

Noninterest income:
   Service charges and other fees                              218,757             152,895              607,359            620,377
   Extinguishment of facility lease                               --                  --                   --             (201,500)
   Net gain on sale of fixed assets                               --               472,312                 --              549,609
   Net gain (loss) on sale of loans                             16,184             (38,095)              16,184            (38,095)
   Loss on interest rate cap                                   (16,000)               --                (91,000)                --
   Net (loss) on available for sale securities                    --                  --                (63,802)          (171,539)
   Other income                                                 80,833              61,432              176,016            139,725
                                                            ----------          ----------          -----------        -----------
          Total noninterest income                             299,774             648,544              644,757            898,577

Noninterest expenses:
   Compensation and employee benefits                          967,508             877,829            2,816,214          2,670,756
   Premises and occupancy costs                                392,559             235,078            1,179,721            644,526
   Amortization of goodwill                                      8,254               8,254               24,761             24,761
   Federal insurance premium                                    25,626               9,117               60,344             42,469
   Loss on sale of foreclosed real estate                         --                87,033               65,471            172,377
   Marketing                                                    70,307             157,257              197,460            310,723
   Data processing costs                                       120,011              87,640              370,039            241,823
   Other expenses                                              377,603             447,693            1,189,577          1,140,938
                                                            ----------          ----------          -----------        -----------
          Total noninterest expense                          1,961,868           1,909,901            5,903,587          5,248,373
                                                            ----------          ----------          -----------        -----------

Income before income taxes                                     134,269             679,843              160,287          1,891,722
Income taxes                                                    34,000             240,200               47,116            559,443
                                                            ----------          ----------          -----------        -----------
Net income                                                  $  100,269          $  439,643          $   113,171        $ 1,332,279
                                                            ==========          ==========          ===========        ===========

Diluted earnings per share                                  $     0.07          $     0.29          $      0.07        $      0.85
                                                            ==========          ==========          ===========        ===========

Dividends per share                                         $     0.09          $     0.09          $      0.27        $      0.27
                                                            ==========          ==========          ===========        ===========



See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                         Additional
                                         Comprehensive      Common        Paid In          Retained         Treasury
                                            Income          Stock         Capital          Earnings          Stock
                                         -------------     -------      -----------      -----------      ------------
Balance as of September 30, 2000                           $21,821      $16,284,286      $16,296,847      $(6,874,791)

Treasury stock purchased                                                                                   (1,427,305)

ESOP shares released                                            --           (4,062)              --               --

RRP amortization                                                --               --               --               --

Cash dividends declared                                         --               --         (439,539)              --

Change in unrealized gain (loss)
  on investment securities available
  for sale, net of taxes                   $2,922,000           --               --               --               --

Less reclassification adjustment
  for gains included in net income            (63,802)
                                           ----------
Other comprehensive income                  2,858,198

Net gain for period                        $  113,171           --               --          113,171               --
                                           ----------
Comprehensive Income                       $2,971,369
                                           ==========      ----------------------------------------------------------
Balance as of June 30, 2001                                $21,821      $16,280,224      $15,970,479      $(8,302,096)
                                                           ==========================================================


                                               Unearned
                                               shares of
                                                Employee                              Accumulated
                                                 Stock             Unearned              other                 Total
                                               Ownership           shares of          comprehensive         Stockholders'
                                                  Plan               RRP                 (loss)                Equity
                                              -----------          ---------          -------------         ------------
Balance as of September 30, 2000              $(1,150,704)         $(230,300)         $(2,928,000)          $21,419,129

Treasury stock purchased                                                                                    (1,427,305)

ESOP shares released                              152,870                 --                   --              148,808

RRP amortization                                       --            159,480                   --              159,480

Cash dividends declared                                --                 --                   --             (439,539)

Change in unrealized gain (loss)
  on  investment securities available
  for sale, net of taxes                               --                 --            2,922,000            2,922,000

Less reclassification adjustment
  for gains included in net income

Other comprehensive income                                                                     --                   --

Net gain for period                                    --                 --                   --              113,171

Comprehensive Income
                                              ------------------------------------------------------------------------
Balance as of June 30, 2001                   $  (997,834)         $ (70,850)         $    (6,000)         $22,895,744
                                              ========================================================================

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the nine months ended June 30,
                                                                                 2001                  2000
                                                                             -------------          ------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    113,171           $  1,332,279
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                       456,045                344,752
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                              691,153                775,485
     Amortization of RRP and release of ESOP shares                               308,288                282,167
     Provision for loan losses                                                    450,000                450,000
     Deferred tax provision (benefit)                                           2,871,290               (991,742)
     Other, net                                                                 2,146,919              2,722,329
                                                                             ------------           ------------
Net cash provided by operating activities                                       7,036,866              4,915,270

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                             (34,915,087)           (72,941,096)
Loan principal repayments                                                      57,589,087             45,026,954
Purchase of loans                                                                (777,929)                  --
Net REO activity                                                                  257,366                586,264
Purchases of:
     Available for sale securities                                            (19,562,668)            (8,092,500)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                             24,373,956             18,325,405
Purchase of land, premises and equipment                                         (951,670)            (1,641,928)
Net sale of land, premises and equipment                                             --                  874,112
Other, net                                                                     (1,406,000)               778,000
                                                                             ------------           ------------
Net cash provided (used) by investing activities                               24,607,055            (17,084,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                           5,906,125                309,790
Net (decrease) increase in certificates of deposit                             (8,337,661)            10,748,610
(Decrease) increase in advances from the Federal Home Loan Bank               (23,651,000)             3,650,000
Cash dividends paid to shareholders                                              (439,539)              (464,928)
Purchase of treasury stock                                                     (1,427,305)            (1,119,347)
                                                                             ------------           ------------

Net cash (used) provided by financing activities                              (27,949,380)            13,124,125

Net increase in cash and cash equivalents                                       3,694,541                954,606
Cash and cash equivalents at beginning of period                                7,108,287              5,319,099
                                                                             ------------           ------------
Cash and cash equivalents at end of period                                   $ 10,802,828           $  6,273,705
                                                                             ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                     $ 17,678,159           $ 16,629,984
                                                                             ============           ============

Income taxes (refund) paid                                                   $ (1,256,582)          $    773,185
                                                                             ============           ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                        258,276                980,104

Unrealized gain on securities available for sale                                4,428,000             (2,288,000)
Deferred income taxes                                                          (1,506,000)               778,000
                                                                             ------------           ------------
Accumulated other comprehensive income                                       $  2,922,000           $ (1,510,000)
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

         The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended                       Nine months ended
                                                          June 30,                                 June 30,
                                                     2001            2000                   2001               2000
                                                     ----            ----                   ----               ----
Numerator for basic and diluted earnings
per share - net income                           $  100,269          $  439,643          $  113,171          $1,332,279

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares              1,457,648           1,527,540           1,515,141           1,558,587
   Effect of dilutive securities:
   Employee stock options                            23,205                --                 9,217               8,369
                                                 ----------          ----------          ----------          ----------
  Dilutive potential common shares                   23,205                --                 9,217               8,369
                                                 ----------          ----------          ----------          ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions               1,480,853           1,527,540           1,524,358           1,566,956
                                                 ==========          ==========          ==========          ==========
  Basic earnings per share                       $     0.07          $     0.29          $     0.07          $     0.85
                                                 ==========          ==========          ==========          ==========
  Diluted earnings per share                     $     0.07          $     0.29          $     0.07          $     0.85
                                                 ==========          ==========          ==========          ==========

         The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (111,187 and 129,451 shares at June 30, 2001 and 2000, respectively) are excluded from basic average shares outstanding.

Note 4 - Recent Accounting and Regulatory Developments

                  On October 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Upon adoption, the cumulative transition adjustment was insignificant. The impact for the nine months ended June 30, 2001 was a loss before income taxes of $91,000.

                  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The impact of adoption is not expected to materially affect the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At June 30, 2001, the Company's total assets amounted to $415.5 million compared to $438.4 million at September 30, 2000, a decrease of 5.2%. Cash and interest-bearing deposits increased $3.7 million or 52.1%, to $10.8 million at June 30, 2001, compared to $7.1 million at September 30, 2000. Investments and mortgage-backed securities decreased $5.0 million, or 5.0%, from $99.2 million at September 30, 2000 to $94.2 million at June 30, 2001. In connection with the Federal Deposit Insurance Corporation ("FDIC") Memorandum of Understanding ("MOU") (See page 19 "Regulatory Agreements"), the Company has been reducing its reliance on short-term borrowings by utilizing its cash flow proceeds and paying back short term borrowings. During the nine months ended June 30, 2001, the Company's loans receivable, net of allowance, decreased $15.6 million, or 5.1%, to $291.8 million at June 30, 2001 compared to $307.4 million at September 30, 2000. The decrease is attributable to $6.2 million in loans that were sold during the third quarter in connection with the MOU and the principal repayments of residential 1-4 family mortgage loans.

         Total liabilities decreased by $24.4 million or 5.9%, to $392.6 million at June 30, 2001 compared to $417.0 million at September 30, 2000. Deposits decreased by $2.5 million, or 1.2% to $203.2 million at June 30, 2001 compared to $205.7 million at September 30, 2000 primarily as a result of an $11.3 million decrease in Commonwealth of Pennsylvania certificates of deposit which were partially offset by an increase of $8.8 million in retail deposits. Borrowings decreased $23.6 million or 12.0% to $172.6 million at June 30, 2001 compared to $196.2 million at September 30, 2000. (See page 19 "Regulatory Agreements"). Guaranteed preferred beneficial interest in subordinated debt totaled $10.8 million at June 30, 2001.

         Total stockholders' equity increased $1.5 million or 7.0% to $22.9 million at June 30, 2001 compared to $21.4 million at September 30, 2000. The increase was primarily attributable to a $2.9 million increase in other comprehensive income which was materially impacted by the improvement in the market value of the Company's available for sale investment securities portfolio.

RESULTS OF OPERATIONS

         GENERAL. The Company reported net income for the quarter ended June 30, 2001 of $100,000 as compared to $440,000 for the same quarter in 2000. For the nine months ended June 30, 2001, net income was $113,000 as compared to $1.33 million for the nine months ended June 30, 2000. The decrease of $340,000 in net income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily the result of a $145,000 decrease in net interest income (due to a $389,000 decrease in interest income, partially offset by a $244,000 decrease in interest expense), a $349,000 decrease in noninterest income, and a $52,000 increase in noninterest expense, partially offset by a $206,000 decrease in income taxes. The decrease of $1.2 million in net income for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 was primarily the result of an $823,000 decrease in net interest income (due to a $36,000 increase in interest income offset by an $859,000 increase in interest expense), a $254,000 decrease in noninterest income and a $656,000 increase in noninterest expense, partially offset by a $512,000 decrease in income taxes.

         For the quarter ended June 30, 2001, the Company recognized a pre-tax net gain on sale of $6.2 million in residential mortgage loans of $16,000 and a write down of an interest rate cap of $16,000. This compares to a pre-tax net gain on the sale of fixed assets of $472,000, a pre-tax net loss on the sale of residential mortgage loans of $38,000, and a pre-tax net loss on the sale of foreclosed real estate of $87,000 for the quarter ended June 30, 2000. Excluding the aforementioned non-core items, net income for the quarter ended June 30, 2001 was $100,000 as compared to $200,000 for the same quarter in 2000, a decrease of 50.0%. For the nine months ended June 30, 2001, the Company recognized a pre-tax net loss on investment sales of $64,000, a write down of an interest rate cap of $91,000, and a pre-tax net loss on the sale of foreclosed real estate of $65,000, partially offset by a pre-tax net gain on the sale of residential mortgage loans of $16,000. This compares to a pre-tax net loss on investment sales of $172,000, a pre-tax net loss on the sale of foreclosed real estate of $172,000, a pre-tax net loss on the sale of residential mortgage loans of $38,000 and a pre-tax loss on the early extinguishment of a facility lease of $202,000, offset by a net gain on the sale of fixed assets of $550,000 for the nine months ended June 30, 2000. Excluding the aforementioned non-core items, net income for the nine months ended June 30, 2001 was $266,000 as compared to $1.36 million for the nine months ended June 30, 2000, a decrease of 80.4%.

         The Company's interest rate spread decreased from 1.78% for the three months ended June 30, 2000 to 1.61% for the three months ended June 30, 2001. This decrease was primarily attributable to a decrease in yield on the Company's earning assets of 19 basis points from 7.51% for the three months ended June 30, 2000 to 7.32% for the three months ended June 30, 2001. This was offset by a decrease in the Company's cost of funds of 2 basis points from 5.73% for the three months ended June 30, 2000 to 5.71% for the three months ended June 30, 2001. As a result of the above, combined with a smaller asset base, the Company's net interest income decreased from $2.09 million for the three months ended June 30, 2000 to $1.95 million for the same quarter in 2001, a decrease of $145,000 or 6.9%.

         The Company's interest rate spread decreased from 1.93% for the nine months ended June 30, 2000 to 1.59% for the nine months ended June 30, 2001. This decrease was primarily attributable to the Company's cost of funds which increased 31 basis points from 5.54% for the nine months ended June 30, 2000 to 5.85% for the nine months ended June 30, 2001. This was primarily a result of the Company's extension of maturities on liabilities on its funding side in an effort to reduce its exposure to short term liabilities and the related effect on its interest rate risk profile. As a result of these items, combined with a smaller asset base, the Company's net interest income decreased from $6.69 million for the nine months ended June 30, 2000 to $5.87 million for the nine months ended June 30, 2001, a decrease of $820,000 or 12.3%.

         Noninterest income, excluding the gain on the sale of residential mortgage loans and the write down of the interest rate cap, increased for the quarter by $86,000 or 40.2% and $23,000 or 3.1% for the nine months ended June 30, 2001. Noninterest expense, excluding the losses on the sale of foreclosed real estate, increased $139,000 or 7.6% from the year ago quarter and increased $762,000 or 15.0% for the nine months ended June 30, 2000.

         The Company reported diluted earnings per share of $.07 for the quarter ended June 30, 2001, compared to $.29 per share for the same quarter in 2000. Excluding the non-core items noted above, diluted earnings per share were $.07 for the quarter ended June 30, 2001 and $.13 for the same quarter in 2000. Diluted earnings per share was $.07 for the nine months ended June 30, 2001 compared to $.85 for the same period in 2000. Excluding the non-core items noted above, diluted earnings per share were $.17 for the nine months ended June 30, 2001 and $.87 for the same period in 2000.

         INTEREST INCOME. Interest income decreased $389,000 or 5.0% for the quarter ended June 30, 2001, compared to the same period in 2000. Interest income increased $36,000 or 1.6% for the nine months ended June 30, 2001, compared to the same period in 2000. The average balance on loans receivable decreased by $20.2 million for the quarter and increased $712,000 for the nine months ended June 30, 2001, and the related yields increased .04% from 7.66% to 7.70% for the quarter and .03% from 7.66% to 7.69% for the nine months ended June 30, 2001 when compared to the same periods in 2000. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial bank-like portfolio. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength, and the Company's primary business for many years.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the three months ended June 30,

                                                                2001                                       2000
                                                 ---------------------------------------    ---------------------------------------
                                                                               Average                                    Average
                                                 Average                        Yield/       Average                       Yield/
                                                 Balance       Interest          Rate        Balance        Interest        Rate
                                                ---------------------------------------     ---------------------------------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                          $ 41,066        $  758          7.38%       $ 35,709       $  713         7.99%
 Mortgage-backed securities                       58,264           881          6.05          61,228        1,021         6.67
Loans receivable:
 First mortgage loans                            227,630         4,327          7.60         267,312        5,035         7.53
 Other loans                                      66,379         1,331          8.02          46,848          983         8.39
                                                --------        ------                      --------       ------
Total loans receivable                           294,009         5,658          7.70         314,160        6,018         7.66
Other interest-earning assets                     11,131           104          3.74           3,892           38         3.91
                                                --------        ------                      --------       ------
Total interest-earning assets                    404,470        $7,401          7.32%        414,989       $7,790         7.51%
                                                                                ====                                      ====
Non-interest earning assets                       13,362                                      15,750
                                                --------                                    --------
Total assets                                    $417,832                                    $430,739
                                                ========                                    ========

Interest-bearing liabilities:
 Deposits                                       $197,232        $2,529          5.13%       $173,213       $2,110         4.87%
 FHLB advances and other                         173,391         2,678          6.18         213,307        3,336         6.26
 Guaranteed preferred beneficial
   interest in subordinated debt                  11,500           248          8.63          11,500          252         8.77
                                                --------        ------                      --------       ------
Total interest-bearing liabilities              $382,123        $5,455          5.71%       $398,020       $5,698         5.73%
                                                                                ====                                      ====
Non-interest bearing liabilities                  12,946                                      12,142
                                                --------                                    --------
Total liabilities                                395,069                                     410,162
Stockholders' equity                              22,763                                      20,577
                                                --------                                    --------
Total liabilities and stockholders' equity      $417,832                                    $430,739
                                                ========                                    ========

Net interest-earning assets                     $ 22,347                                    $ 16,969
                                                ========                                    ========
Net interest income/interest rate spread                        $1,946          1.61%                      $2,092         1.78%
                                                                ======          ====                       ======         ====
Net interest margin                                                             1.92%                                     2.02%
                                                                                ====                                      ====

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the nine months ended June 30,

                                                                2001                                       2000
                                                 ---------------------------------------    ---------------------------------------
                                                                               Average                                    Average
                                                 Average                        Yield/       Average                       Yield/
                                                 Balance       Interest          Rate        Balance        Interest        Rate
                                                ---------------------------------------     ---------------------------------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                          $ 46,622      $  2,612          7.47%       $ 39,389       $ 2,242        7.59%
 Mortgage-backed securities                       59,133         2,880          6.49          66,653         3,366        6.73
Loans receivable:
 First mortgage loans                            240,943        13,744          7.61         264,938        14,922        7.51
 Other loans                                      63,157         3,792          8.01          38,450         2,513        8.71
                                                --------      --------                      --------       -------
Total loans receivable                           304,100        17,536          7.69         303,388        17,435        7.66
Other interest-earning assets                      6,224           178          3.81           3,828           126        4.39
                                                --------      --------                      --------       -------
Total interest-earning assets                    416,079      $ 23,206          7.44%        413,258       $23,169        7.48%
                                                                                ====                                      ====
Non-interest earning assets                       15,512                                      16,255
                                                --------                                    --------
Total assets                                    $431,591                                    $429,513
                                                ========                                    ========
Interest-bearing liabilities:
 Deposits                                       $198,645      $  7,908          5.31%       $167,840       $ 5,810        4.62%
 FHLB advances and other                         184,840         8,672          6.26         217,139         9,886        6.07
 Guaranteed preferred beneficial
   interest in subordinated debt                  11,500           757          8.78          11,500           757        8.78
 Escrows                                                                                          --            25          --
                                                --------      --------                      --------       -------
 Total interest-bearing liabilities             $394,985      $ 17,337          5.85%       $396,479       $16,478        5.54%
                                                                                ====                                      ====
Non-interest bearing liabilities                  13,828                                      12,265
                                                --------                                    --------
Total liabilities                                408,813                                     408,744
Stockholders' equity                              22,778                                      20,769
                                                --------                                    --------
Total liabilities and stockholders' equity      $431,591                                    $429,513
                                                ========                                    ========

Net interest-earning assets                     $ 21,094                                    $ 16,779
                                                ========                                    ========
Net interest income/interest rate spread                       $ 5,869          1.59%                      $ 6,691        1.93%
                                                               =======          ====                       =======        ====
Net interest margin                                                             1.88%                                     2.16%
                                                                                ====                                      ====

         The average balance of investment and mortgage-backed securities totaled $99.3 million with a weighted average yield of 6.60% and $105.8 million with a weighted average yield of 6.92% for the three and nine months ended June 30, 2001 compared to $96.9 million with a weighted average yield of 7.16% and $106.0 million with a weighted average yield of 7.05% for the same periods in 2000.

Loans receivable, net at June 30, 2001 and September 30, 2000 are summarized below:

                                                June 30, 2001         September 30, 2000
                                                -------------         ------------------
First mortgage loans:
Secured by 1-4 family residence                 $213,378,677            $241,069,737
1-4 family residential construction                4,993,959               8,810,462
1-4 family residential construction -
    builder                                       14,538,423              15,322,026
Commercial real estate -construction              14,204,451              10,839,388
Commercial real estate                            27,931,758              20,418,077
Less loans in process                             (8,614,327)            (13,221,686)
Deferred loan costs                                  463,436                 520,946
Unamortized premium on mortgage loans                 61,884                  50,690
                                                ------------            ------------
Total first mortgage loans                       266,958,261             283,809,640

Home equity loans and lines of credit             21,226,302              21,508,266
Other loans                                        6,164,580               4,348,056

Less allowance for loan losses                    (2,503,693)             (2,237,555)
                                                ------------            ------------
                                                $291,845,450            $307,428,407
                                                ============            ============



         INTEREST EXPENSE. Interest expense decreased $244,000 or 4.3% and increased $859,000 or 6.1% for the three and nine months ended June 30, 2001, compared to the same periods in 2000. The average cost of funds for the three months ended June 30, 2001 decreased to 5.71% from 5.73% and the average balance of interest-bearing liabilities decreased $15.9 million when compared to the same period in 2000. For the nine months ended June 30, 2001 the average cost of funds increased to 5.85% from 5.54% which was partially offset by a decline of $1.5 million in the average balance of interest-bearing liabilities when compared to the same period in 2000. Average deposits increased $24.0 million or 13.9% and $30.8 million or 18.4% for the three and nine months ended June 30, 2001 when compared to the same periods in 2000. Average borrowed funds decreased $39.9 million and $32.3 million for the three and nine months ended June 30, 2001 when compared to the same periods in 2000. One of the directives of the FDIC's MOU was to have the Company reduce its reliance on short term borrowings. (See page 19

"Regulatory Agreements"). The Company has paid down its short term borrowings from the FHLB, in addition to extending its borrowing maturities from the FHLB in an effort to mitigate interest rate risk and improve its interest rate risk profile. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $248,000 and $757,000 for the three and nine months ended June 30, 2001 when compared to $252,000 and $757,000 for the same periods in 2000.

         PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated potential loss to the remaining unclassified loan portfolio. Activity for the period under analysis is also taken into account (charge offs, recoveries, provision). While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

Activity in the allowance for loan losses is summarized as follows for the three months ended June 30, 2001 and 2000:

                                                 June 30, 2001        June 30, 2000
                                                 -------------        -------------
Balance at beginning of year                       $2,237,555           $1,956,744
Provision charged to income                           450,000              450,000
Chargeoffs                                           (186,007)            (244,902)
Recoveries                                              2,145                3,001
                                                   -----------          ----------
Balance at end of period                           $2,503,693           $2,164,843
                                                   ==========           ==========

         The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. The Company's non-performing assets increased from $2.6 million at September 30, 2000 to $4.0 million at June 30, 2001. This $1.4 million increase was primarily attributable to a $1.7 million increase in non-accruing loans offset by a $257,000 decrease in foreclosed real estate. The Company recognized pre-tax net losses of $65,000 on the sale of foreclosed real estate for the nine months ended June 30, 2001.

         The allowance is increased by provisions for loan losses, which are charged against income. During the three and nine months ended June 30, 2001, the Company recorded provisions for losses on loans of $150,000 and $450,000,respectively, which were the same provisions for losses on loans in the same periods in the prior year.

         NONINTEREST INCOME. Noninterest income decreased by $349,000 or 53.8% and $254,000 or 28.2% for the three and nine months ended June 30, 2001 compared to the same periods in 2000. As noted above, the Company recognized a pre-tax net gain on sale of residential mortgage loans of $16,000 for the quarter and nine months ended June 30, 2001, which was offset by a loss on the sale of investments of $0 and $64,000, and a write down of the interest rate cap of $16,000 and $91,000 for the quarter and nine months ended June 30, 2001. Excluding the aforementioned non-core items, noninterest income increased $86,000 or 40.2% from $214,000 for the quarter ended June 30, 2000 to $300,000 for the quarter ended June 30, 2001; and $23,000 or 30.6% from $760,000 for the nine months ended June 30, 2000 to $783,000 for the nine months ended June 30, 2001. The increase is primarily attributable to increases in service charges and other fees and other income.

         NONINTEREST EXPENSE. Noninterest expense increased by $52,000 or 2.7% and $656,000 or 12.5% for the three and nine months ended June 30, 2001, compared to the same periods in 2000. The increase is primarily attributable to the premises and occupancy costs of the subsidiary Bank's new branch and other offices, which increased $158,000 and $535,000 for the three and nine months ended June 30, 2001. Compensation and employee benefits increased $90,000 and $145,000, and data processing costs increased $32,000 and $128,000 which were offset by a decrease of $87,000 and $113,000 in marketing expenses for the three and nine months ended June 30, 2001, respectively, when compared to the same periods in 2000. The increase in premises and occupancy costs was due to the building or relocating of new branches for downtown Pittsburgh, Bloomfield, and Wexford along with the relocation of the Company's lending office and its corporate headquarters. The increase in compensation and employee benefits is the result of new branch staffing and the development of the cash management department. The increase in data processing costs relates to services provided to the new branch offices, along with increased costs associated with the Company's strategic technology initiatives.

         PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $34,000 and $47,000 for the three and nine months ended June 30, 2001, compared with a provision of $240,000 and $559,000 for the same periods in 2000. The effective tax rates during the nine months ended June 30, 2001 and 2000 were 29.4% and 29.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At June 30, 2001, the Company had $152.6 million of outstanding borrowings from the FHLB of Pittsburgh.

         Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 2001, the total approved loan commitments outstanding amounted to $13.4 million including $8.6 million in loans in process, and unused lines of credit amounted to $7.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totaled $97.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

REGULATORY AGREEMENTS


         During fiscal 2000, the Bank entered into a MOU with the FDIC and the Pennsylvania Department of Banking ("Department") and the Company entered into a MOU with the Federal Reserve Bank ("FRB") of Cleveland.

         The MOU with the FDIC required the Bank, among other things, to initiate various procedures to improve its funds management and interest rate risk management practices. Specifically, the agreement required the Bank to implement policies and take various actions within specified time periods. Among the actions required by the MOU was the development by the Bank of a funding plan (the "Funding Plan") to establish objectives to improve the Bank's liquidity and funds management practices. The Funding Plan must have included, at a minimum, strategies to: (1) reduce dependence on short-term borrowings; (2) improve liquidity levels; (3) improve the level of core deposits; and (4) reduce the level of pledged assets. The MOU required the Bank to submit the Funding Plan to the regulators for their approval. Pursuant to the MOU, the Bank also agreed to revise its contingency liquidity policy to include all realistic available options to the Bank in the event liquidity decreases and a detailed description of the steps that would be taken under each option to access funds. The Bank will also (1) ensure that adequate personnel are in place to measure, monitor and control levels of interest rate risk; (2) improve interest rate risk and liquidity monitoring tools; and (3) institute a system of internal, independent review of reports prepared for the Bank's board of directors and its committees. Quarterly reports were submitted by the Bank to the regulators describing the actions taken to ensure compliance with the MOU. The Bank took various actions to implement the requirements of the MOU. It believes that the adoption of new policies, the revisions to existing policies and procedures and the implementation of the other changes required by the MOU have improved the Bank's funds management and risk management practices. On June 23, 2001, the Department and the FDIC rescinded the MOU.

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

                                                           Tier I        Tier I            Total
                                                          Leverage     Risk-Based        Risk-Based
                                                           Capital       Capital          Capital
                                                          --------     ----------        ----------
Regulatory capital as a percentage                          7.83%        14.25%            15.34%
Minimum capital required as a percentage                    4.00%         4.00%             8.00%
                                                            ====         =====             =====
Excess regulatory capital as a percentage                   3.83%        10.25%             7.34%
                                                            ====         =====             =====
Well-capitalized requirement                                5.00%         6.00%            10.00%
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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Management presently monitors and evaluates the potential impact of interest rate changes upon the level of net interest income and the economic value of the Company's equity ("EVE") on a monthly basis. EVE is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. The Company focuses on the impact of a plus and minus 200 basis point immediate interest rate shock on its net interest income. The Company utilizes the Sendero system for its in-house modeling efforts and also works with an outside banking consultant in modeling its interest rate risk position.

The following table presents the Company's EVE as of June 30, 2001:

                                     Economic Value of Portfolio Equity
--------------------------------------------------------------------------------------------------------------
     Change in                                  Estimated EVE
   Interest Rates          Estimated           as a Percentage        Amount of
   (basis points)             EVE                 of Assets             Change                   Percent
-------------------------------------------------------------------------------------------------------------
                                              (Dollars in Thousands)
         +400               $8,748                    2.0%             $(24,283)                 (73.5)%
         +300               14,773                    3.4               (18,258)                 (55.3)
         +200               21,346                    5.0               (11,685)                 (35.4)
         +100               30,139                    7.0                (2,892)                  (8.8)
          --                33,031                    7.7                     --                    --
         -100               27,509                    6.4                (5,522)                 (16.7)
         -200               17,828                    4.1               (15,203)                 (46.0)
         -300               12,546                    2.9               (20,485)                 (62.0)
         -400                2,608                    0.6               (30,423)                 (92.1)


The following table presents the Company's EVE as of September 30, 2000:

                                     Economic Value of Portfolio Equity
-------------------------------------------------------------------------------------------------------------
     Change in                                  Estimated EVE
   Interest Rates          Estimated           as a Percentage        Amount of
   (basis points)             EVE                 of Assets             Change                   Percent
-------------------------------------------------------------------------------------------------------------
                                              (Dollars in Thousands)

         +400               $(1,304)                 (0.3)%            $(29,930)                (104.6)%
         +300                  5,215                  1.2               (23,411)                 (81.8)
         +200                 12,882                  2.9               (15,744)                 (55.0)
         +100                 20,757                  4.7                (7,869)                 (27.5)
          --                  28,626                  6.5                    --                     --
         -100                 29,839                  6.7                 1,213                    4.2
         -200                 21,451                  4.8                (7,175)                 (25.1)
         -300                 10,109                  2.3               (18,517)                 (64.7)
         -400                    401                  0.1               (28,225)                 (98.6)

As noted on the previous tables, significant increases or decreases in interest rates may adversely affect the Company's net interest income and/or EVE because of the excess of interest-bearing liabilities over interest-earning assets repricing within shorter periods and because the Company's adjustable-rate, interest-earning assets generally are not as responsive to changes in interest rates as its interest-bearing liabilities due to terms which generally permit only annual adjustments to the interest rate and which generally limit the amount which interest rates can adjust at such time and over the life of the related asset. In addition, the proportion of adjustable-rate loans and assets in the Company's loan and investment portfolio could decrease in future periods if market rates of interest remain at or decrease below current levels.

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



                                          PITTSBURGH FINANCIAL CORP.



Date: August 14, 2001                     By: /s/ J.Ardie Dillen
                                              -----------------------------
                                              J. Ardie Dillen
                                              Chairman, President and
                                              Chief Executive Officer



Date: August 14, 2001                     By: /s/ Michael J. Kirk
                                              -----------------------------
                                              Michael J. Kirk
                                              Executive Vice President and
                                              Chief Financial Officer