Form 10-K
period 2001-09-30
PITTSBURGH FINANCIAL CORP
filed 2001-12-27
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K



  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


                          Commission File No.: 0-27522

                           PITTSBURGH FINANCIAL CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Pennsylvania                                      25-1772349
----------------------------------------        --------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     Identification Number)


   1001 Village Run Road
   Wexford, Pennsylvania                                     15090
----------------------------------------        --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of December 14, 2001, the aggregate value of the 1,059,047 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 349,652 shares held by all directors and executive officers of the Registrant as a group, was approximately $12.2 million. This figure is based on the last known trade price of $11.56 per share of the Registrant's Common Stock as of December 14, 2001.

Number of shares of Common Stock outstanding as of December 14, 2001: 1,408,699

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1. BUSINESS
----------------

GENERAL

         Pittsburgh Financial Corp. (the "Company") is a Pennsylvania corporation and the sole stockholder of Pittsburgh Savings Bank (dba BankPittsburgh) (the "Bank"), which converted to the stock form of organization in April 1996. The business of the Company consists primarily of the business of the Bank. At September 30, 2001, the Company had total consolidated assets of $427.1 million, total consolidated deposits of $213.0 million, and total consolidated stockholders' equity of $23.3 million.

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

         The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has historically concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. At September 30, 2001, the total loan portfolio amounted to $293.9 million or 68.8% of total consolidated assets. The Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial lending philosophy. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be its residential lending, as this has been a Company strength. For the year ended September 30, 2001, multi-family residential and commercial real estate loans increased $13.3 million or 42.4%. Commercial term loans and lines of credit increased $2.5 million or 147.1%; one-to-four family residential and residential construction loans decreased $40.7 million or 16.3%; home equity loans and lines decreased by $669,000 or 3.1%; and consumer loans decreased by $293,000 or 11.1%.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal, equity securities and short term investments. At September 30, 2001, mortgage-backed securities were $73.3 million or 17.2% of total consolidated assets and other investment securities were $28.0 million or 6.6% of total assets, as compared to $60.3 million or 13.8% and $38.9 million or 8.9%, respectively, at September 30, 2000.

         The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

         The Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 2001, the Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 14.44%, 15.62% and 7.77%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. At September 30, 2001, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $293.9 million, or 68.8% of total assets at that date. The Company is continuing its efforts to diversify its loan receivable portfolio to a more broad based full service commercial banking philosophy. Consistent with its lending orientation, during the fiscal year ended September 30, 2001, residential mortgages decreased $36.6 million or 15.2% to $204.4 million or 69.5% of the Company's total loan portfolio. During fiscal 2001, one-to-four family residential construction loans decreased by $4.0 million or 45.4% to $4.8 million; construction builder loans decreased $2.6 million or 17.0% to $12.7 million; multi-family residential and commercial real estate loans increased by $13.3 million or 42.5% to $44.5 million; home equity loans and lines, consumer loans and commercial loans increased $1.6 million or 6.1% to $27.4 million.

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

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                                           September 30,
                                  ------------------------------------------------------------------------------------
                                           2001               2000                 1999                  1998
                                  ------------------------------------------------------------------------------------
                                    AMOUNT       %      AMOUNT      %       AMOUNT       %        AMOUNT       %
                                    ------       -      ------      -       ------       -        ------       -
                                                                          (Dollars in Thousands)
First mortgage loans:
  One-to-four family residential      $204,432    69.6%  $241,069    74.8%   $219,676      73.6%   $170,100      75.3%
  One-to-four family residential
    construction                         4,808     1.6      8,810     2.7      17,897       6.0       8,179       3.6
  Mortgage loans-construction
    builder                             12,720     4.3     15,322     4.8      20,827       7.0      21,770       9.6
  Multi-family residential and
   commercial                           44,545    15.2     31,259     9.7      15,679       5.2       8,140       3.6
                                      --------  ------   --------   -----    --------     -----   ---------     -----
                                       266,505    90.7    296,460    92.0     274,079      91.8     208,189      92.1
                                      --------  ------   --------   -----    --------     -----   ---------     -----

Other loans:
  Commercial loans                       4,239     1.4      1,708     0.5       3,509       1.2       2,211       1.0
  Home equity loans and lines           20,839     7.1     21,508     6.7      18,556       6.2      13,372       5.9
  Consumer loans                         2,347     0.8      2,640     0.8       2,373       0.8       2,083       1.0
                                      --------  ------   --------   -----    --------     -----   ---------     -----
      Total loans receivable           293,930   100.0%   322,316   100.0%    298,517     100.0%    225,855     100.0%
                                      --------  ======   --------   =====    --------     =====   ---------     =====


  Allowance for loan losses             (2,644)            (2,238)             (1,957)               (1,738)
  Loans in process                      (6,892)           (13,222)            (18,997)              (12,227)
  Deferred loan fees                       451                521                 522                    90
  Unamortized premium                       60                 51                  --                    --
                                      --------           --------            --------              --------
     Loans receivable, net            $284,905           $307,428            $278,085              $211,980
                                      ========           ========            ========              ========



                                          September 30,
                                    -----------------------
                                              1997
                                    -----------------------
                                     AMOUNT        %
                                     ------        -

First mortgage loans:
  One-to-four family residential       $152,113      78.9%
  One-to-four family residential
    construction                          5,183       2.7
  Mortgage loans-construction
    builder                              19,918      10.3
  Multi-family residential and
   commercial                             2,596       1.4
                                      ---------     -----
                                        179,810      93.3
                                      ---------     -----

Other loans:
  Commercial loans                        2,539       1.3
  Home equity loans and lines             8,821       4.6
  Consumer loans                          1,547       0.8
                                      ---------     -----
      Total loans receivable            192,717     100.0%
                                      ---------     =====


  Allowance for loan losses              (1,419)
  Loans in process                      (10,003)
  Deferred loan fees                         42
  Unamortized premium                        --
                                       --------
     Loans receivable, net             $181,337
                                       ========

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                             Due 1-5 years           Due more than 5
                                         Due 1 year              after                 years after
                                           or less         September 30, 2001       September 30, 2001         Total
                                       ------------     ----------------------   ---------------------     -----------
                                                                        (In Thousands)
First mortgage loans:
  One-to-four family residential       $  5,830              $ 49,744                   $148,858            $204,432
  One-to-four  family residential
      construction                        4,808                    --                         --               4,808
  Mortgage loans-construction
      builder                            12,720                    --                         --              12,720
  Multi-family residential and
    commercial                           18,640                11,467                     14,438              44,545

Other loans:
  Commercial loans                        3,157                 1,082                         --               4,239
  Home equity loans and lines             2,745                 3,789                     14,305              20,839
  Consumer loans                            584                 1,684                         79               2,347
                                       --------              --------                   --------            --------
    Total                              $ 48,484              $ 67,766                   $177,680            $293,930
                                       ========              ========                   ========            ========


         The following table sets forth the dollar amount of total loans due after one year from September 30, 2001, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.

                                                                                  Floating or
                                                            Fixed rate          adjustable-rate            Total
                                                        -----------------   ---------------------    ---------------
                                                                                (In Thousands)
First mortgage loans:
  One-to-four family residential                          $157,026              $ 41,576                $198,602
  One-to-four family residential construction                   --                    --                      --
  Mortgage loans-construction builder                           --                    --                      --
  Multi-family residential and commercial                   25,905                    --                  25,905
Other loans                                                 20,939                    --                  20,939
                                                          --------              --------                --------
    Total                                                 $203,870              $ 41,576                $245,446
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

         Loan applications originated by the Bank are generally processed at the Company's lending facility in Pittsburgh. The loan applications are initially processed by loan officers and, once completed, are submitted to the Bank's Loan Committee, which is comprised of the senior management of the Bank. The Loan Committee may approve loans up to $500,000. Loans in excess of $500,000 are submitted for approval to the Bank's Executive Committee. The Board of Directors receives a report of all loans approved at its monthly meeting. The Company has its consumer loan center located in Butler. The Loan Committee has delegated to the Vice President/Consumer Lending authority to approve unsecured loans of up to $25,000, automobile loans up to $40,000 and home equity loans and lines of credit up to $100,000.

         Property appraisals on the real estate and improvements securing the Company's single- family residential loans are made by independent appraisers. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on first mortgage real estate loans originated by it. Borrowers also must obtain hazard insurance prior to closing and, when required, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         During fiscal 2001, the Company changed the maturity composition of its interest-bearing assets and improved liquidity levels by selling $6.2 million of its loan portfolio to decrease short- term borrowings and improve interest rate risk. The Company also purchased $778,000 of CRA loans. During fiscal 2000 the Company sold $8.9 million of fixed rate and adjustable rate residential mortgage loans. The loan sales for fiscal 2001 and 2000 consisted of out of market loans with the sale proceeds reinvested in liquid agency securities with maturities ranging from one to five years.

         The following table shows total loan activity during the periods indicated.

                                                                     Year Ended
                                                                    September 30,
                                                      --------------------------------------
                                                          2001        2000         1999
                                                      --------------------------------------
                                                                   (In Thousands)
Loan originations:
  First mortgage loans:
    One-to-four-family residential                    $   3,211    $  36,912    $  60,906
    Construction                                         13,314       20,196       33,934
    Multi-family residential and commercial              19,489       16,828        9,631
                                                      ---------    ---------    ---------
       Total mortgage originations                       36,014       73,936      104,471
                                                      ---------    ---------    ---------
  Other loans:
    Commercial loans                                         --           --           --
    Home equity loans and lines                           6,174        7,807       10,117
    Consumer loans                                        1,540        2,014        3,329
                                                      ---------    ---------    ---------
    Total loans originated                               43,728       83,757      117,917
                                                      ---------    ---------    ---------
Loans purchased                                             778           --           --
Loans and loan participations sold                       (6,206)      (8,892)        (501)
Loan principal reductions                               (66,686)     (51,066)     (44,754)
                                                      ---------    ---------    ---------
Net change in loan portfolio                          $ (28,386)   $  23,799    $  72,662
                                                      =========    =========    =========

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2001, the Bank's limit on loans-to-one borrower was approximately $5.3 million as compared to $4.9 million at September 30, 2000. At September 30, 2001, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $2.7 million to $3.7 million and are secured primarily by real estate located in the Company's primary market area. Two of the loans were thirty days delinquent at September 30, 2001. Subsequent to September 30, 2001, the two loans were fully satisfied and removed from the Company's books.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company had an aggregate of $204.4 million of one- to four-family residential loans in its loan portfolio at September 30, 2001. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

         The Company also currently holds a limited amount of loans insured by the FHA or partially guaranteed by the VA. The Company no longer originates FHA/VA loans and has not originated these types of loans for over ten years. At September 30, 2001, the Company held an aggregate of $2.1 million of FHA and VA loans in its loan portfolio.

         In addition to conventional fixed-rate loans, the Company offers residential loans which reprice once during the loan term at the end of the seventh or fifteenth year, respectively. At such time, the loan's interest rate is generally adjusted based on the index value of the FHLMC net yield on 30-year fixed-rate mortgage loans plus a margin. These loans are typically based on a 30-year amortization schedule. The amount of any interest rate increase during the repricing period is limited to 5%. At September 30, 2001 the Company held an aggregate of $69.1 million of balloon mortgages in its loan portfolio.

         The Company also originates one-to-four family residential real estate loans which provide for an interest rate that adjusts every year or are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30- year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit of 6% increase and 2% decrease over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $41.6 million and $51.8 million of ARMs in its loan portfolio as of September 30, 2001 and 2000, respectively, which represented 14.2% and 16.1% of the Company's total loan portfolio, respectively.

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

         The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. At September 30, 2001, the Company had an aggregate of $204.4 million of one-to four family residential loans in its portfolio.

         CONSTRUCTION LOANS. The Company originates residential construction loans to local contractors, generally with whom it has an established relationship, and to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area. At September 30, 2001, the Company had an aggregate of $12.7 million in construction-builder loans and $4.8 million in one-to-four family residential construction loans in its portfolio.

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

         The Company's construction loans to local contractors are made on either a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of unsold homes under construction by its contractors, with the amount dependent on the reputation of the contractor, the present exposure of the contractor, the location of the property and prior sales of homes in the development. Construction loans to contractors are typically made with a maximum loan to value ratio of 80%. The Company estimates that approximately 40% of its construction loans to contractors are on a speculative basis.

         Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed and qualified appraiser. One of the Bank's loan officers generally reviews and inspects each project at the commencement of construction and throughout the term of the construction loan. Loan proceeds are disbursed after inspections of the project by the appraiser based on a percentage of completion. The Company requires monthly interest payments during the construction term. The amount of funds available for advance under the Company's construction loans usually do not include any amount from which the borrower can pay the stated interest due thereon until completion of the loan term.

         Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, builder construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Non-accruing construction loans amounted to $100,000 or 3.1% of total non-performing assets at September 30, 2001.

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

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by office buildings and retail rental facilities, most of which are secured by property located in the Company's market area. The Company has become more active in the origination of commercial real estate lending primarily to diversify its loan receivable portfolio to a more broad based, full service commercial bank-like portfolio. Multi-family residential and commercial real estate loans increased $13.3 million or 42.5% to $44.5 million at September 30, 2001 compared to $31.3 million at September 30, 2000. There are currently 106 loans ranging from $1,600 to $2.7 million with an average balance of $420,000. The Company's commercial lending is done in its primary market area.

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

         COMMERCIAL LOANS. The Company has continued to develop its commercial lending expertise, and has completed the establishment of its commercial lending department. The Company offers line of credit commitments to lend on a short-term basis for working capital requirements of a borrower. Lines of credit are designed to meet seasonal working capital needs and are repaid from the liquidation of current assets. Generally, the term of a line of credit is up to one year and the outstanding balance may fluctuate between zero and the maximum amount of the line of credit at the borrower's request. The line of credit may be established as secured or unsecured. Security can be in the form of real estate (maximum loan to value of 80%) or by establishing a borrowing base for accounts receivable and inventory (75% of accounts receivable less than 90 days and 50% of raw and finished inventory). Additional lines of credit can be secured using a general security filing against all assets of the business. In this case, there is not a collateral formula established. At September 30, 2001 the Company had an aggregate of $4.2 million in commercial lines of credit.

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

         The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company in 1995 began extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. The Company prices these loans at a higher rate than those loans originated with a lower loan-to-value ratio. Home equity lines of credit generally have variable interest rates based on the prime rate plus a 1% margin and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company since 1995 has also been extending home equity lines of credit up to 100% of loan-to-value. In June 1997, the Company opened a loan center in Butler, Pennsylvania to generate home equity loans, home equity lines of credit and consumer lending. At September 30, 2001, the Company had $20.8 million of aggregate home equity loans and lines in its portfolio compared to $21.5 million at September 30, 2000. At September 30, 2001, the Company's portfolio had 812 home equity loans with an aggregate balance of $18.1 million ranging from $176 to $113,000 with an average balance of $22,000. Home equity lines of credit consisted of 207 loans with an aggregate balance of $2.7 million ranging from $5 to $129,000 with an average balance of $13,000.

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

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. The Bank recognized $2,000, $18,000 and $266,000 of net deferred loan fees during fiscal 2001, 2000 and 1999, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

         Loans are placed on non-accrual status when they become 90 days delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company will continue to accrue interest on delinquent conventional real estate loans if the loan has a loan-to-value ratio of less than 90%, active collection efforts are underway and, in the opinion of management, there is a reasonable expectation of collection of the delinquent interest. Loans may be reinstated to accrual status when, in the opinion of management, collection of the remaining balance can be reasonably expected.

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until sold. Such assets are held for sale and are carried at the lower of fair value minus estimated costs to sell the property or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.


                                                                          September 30,
                                           -----------------------------------------------------------------------
                                                2001            2000            1999          1998         1997
                                           -----------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Non-accruing loans:
  First mortgage loans:
    One-to-four family residential            $1,743          $1,579          $2,002        $2,545        $2,914
    Construction                                 100             122           1,004           400           449
  Other loans:
    Commercial leases                             --               8              66           254           339
                                              ------          ------          ------        ------        ------
    Multifamily, residential and
      commercial                                 683             187              --            --            --
      Total non-accruing loans                 2,526           1,896           3,072         3,199         3,702
                                              ------          ------          ------        ------        ------

Accruing loans greater than 90 days
  delinquent: First mortgage loans:
    One-to-four family residential                --              --              --            --            --
  Other loans:
    Consumer and other loans                       5              12               0            15             3
                                              ------          ------          ------        ------        ------
    Total accruing loans greater
      than 90 days delinquent                      5              12               0            15             3
                                              ------          ------          ------        ------        ------
    Total non-performing loans                 2,531           1,908           3,072         3,214         3,705
                                              ------          ------          ------        ------        ------

Real estate owned                                700             644           1,957         1,274           907
                                              ------          ------          ------        ------        ------
    Total non-performing assets               $3,231          $2,552          $5,029        $4,488        $4,612
                                              ======          ======          ======        ======        ======

    Total non-performing loans as
      a percentage of total loans                .86%           0.59%           1.03%         1.42%         1.92%
                                              ======          ======          ======        ======        ======

    Total non-performing assets as
      a percentage of total assets               .76%           0.58%           1.21%         1.20%         1.69%
                                              ======          ======          ======        ======        ======

         For the year ended September 30, 2001, approximately $230,000 in interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 2001, no amount was included in net income for these same loans.

         Total non-performing assets increased $679,000 or 26.6% between September 30, 2000 and September 30, 2001. The increase in total non-performing assets is primarily attributable to a

$496,000 or 265.2% increase in multi-family and commercial loans, a $164,000 or 10.4% increase in one-to-four family residential loans, and a $56,000 or 8.7% increase in foreclosed real estate, which were partially offset by a $22,000 or a 18.0% decrease in construction loans and a $7,000 or 58.3% decrease in consumer loans.

         The total of eight commercial loans aggregating $683,000 had an average balance of $85,000 and ranged from $13,000 to $341,000. Six of the eight loans are partially guaranteed by the Small Business Administration ("SBA").

         The total of 29 one-to-four family residential loans aggregating $1.7 million had an average balance of $60,000 and ranged from $7,500 to $564,000. Non-accruing delinquent construction loans decreased $22,000 or 18.0% from $122,000 at September 30, 2000 to $100,000 at September 30, 2001. The Company has significantly increased its originations over the past several years and does not attribute its non-performing assets to any specific weakness within the Company or in the marketplace generally.

         The balance of the non-performing assets related to real estate owned ("REO") properties, which increased $56,000 to $700,000. REO consists of 11 properties which range from $14,000 to $110,000. Each of these properties has been written down to its estimated net realizable value. One of the properties was sold subsequent to September 30, 2001 and a $15,000 gain recognized. Two of the REO properties represent repossessed construction loans. One is 50% complete and the Company anticipates selling the property at a sheriff sale in January, 2002. The second of the properties was sold subsequent to September 30, 2001 and the Bank recognized a $4,600 gain.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated potential loss to the remaining unclassified loan portfolio. Activity for the period under analysis is also taken into account (charge offs, recoveries, provision). While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety. The allowance for loan losses is maintained for probable losses inherent in the portfolio.

         The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. For the year ended September 30, 2001, the Company's non-performing assets increased to $3.2 million from $2.6 million at September 30, 2000.

         For each of the fiscal years ended September 30, 2001, 2000, and 1999, the Company recorded provisions for losses on loans of $600,000.

         The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.


                                                                               Year Ended
                                                                             September 30,
                                              -------------------------------------------------------------------------
                                                   2001            2000            1999            1998          1997
                                              -------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Balance at beginning of period                  $2,238          $1,957          $1,738           $1,419       $1,128
                                                ------          ------          ------           ------       ------

Charge-offs:
  First mortgage loans:
    One-to-four family residential                 179             164             244              150           28
  Other loans:
    Commercial leases                               --               7             131              126           30
    Consumer and other loans                        57             152              24               48           18
                                                ------          ------          ------           ------       ------
                                                   236             323             399              324           76
                                                ------          ------          ------           ------       ------
Recoveries:
  First mortgage loans:
    One-to-four family residential                  20              --              --               32            3
  Other loans:
    Consumer and other loans                        22               4              18                1            4
                                                ------          ------          ------           ------       ------
Net charge-offs                                    194             319             381              291           69
                                                ------          ------          ------           ------       ------

Provision for losses on loans                      600             600             600              610          360
                                                ------          ------          ------           ------       ------

Balance at end of period                        $2,644          $2,238          $1,957           $1,738       $1,419
                                                ======          ======          ======           ======       ======

Allowance for loan losses as a percent
 of total loans outstanding                       0.93%           0.73%           0.70%            0.77%        0.74%
                                                ======          ======          ======           ======       ======

Allowance for loan losses to total non-
 performing loans                               104.46%         117.30%          63.70%           54.08%       38.30%
                                                ======          ======          ======           ======       ======

Ratio of net charge-offs to average
 loans outstanding                                0.06%           0.10%           0.16%            0.15%        0.04%
                                                ======          ======          ======           ======       ======

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.


                                                    September 30,
                  -----------------------------------------------------------------------------
                            2001                       2000                       1999
                  ------------------------  ------------------------   ------------------------
                               Percent of                 Percent of                 Percent of
                               Allowance                  Allowance                   Allowance
                                to Loan                    to Loan                     to Loan
                   Amount      Category      Amount       Category       Amount       Category
                  --------    ----------    ---------   -----------    ---------    -----------
                                                                        (Dollars in Thousands)
First mortgage
 loans             $2,405         91.0%      $2,036         91.0%       $ 1,780         91.0%
Other loans           239          9.0          202          9.0            177          9.0
                   ------        -----       ------        -----        -------        -----
    Total          $2,644        100.0%      $2,238        100.0%       $ 1,957        100.0%
                   ======        =====       ======        =====        =======        =====



                                     September 30,
                  -------------------------------------------------
                              1998                      1997
                  ------------------------   ----------------------
                                Percent of               Percent of
                                Allowance                 Allowance
                                 to Loan                  to Loan
                     Amount     Category      Amount     Category
                   ---------   -----------   --------   ----------
First mortgage
 loans              $1,491         85.8%      $1,129        79.6%
Other loans            247         14.2          290        20.4
                    ------        -----       ------       -----
    Total           $1,738        100.0%      $1,419       100.0%
                    ======        =====       ======       =====

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2001, the Company's mortgage-backed securities portfolio had a carrying value and fair value of $71.9 million and $73.3 million, respectively.

         During fiscal 2001, the Company purchased an aggregate of $32.4 million of mortgage-backed securities as compared to $9.5 million sold during fiscal 2000. During fiscal 2001, the Company has continued to work toward changing its asset mix. During fiscal 2000, the Company sold an aggregate of $9.5 million of mortgage-backed securities as compared to $22.2 million purchased during fiscal 1999. During fiscal 2000, the Company continued to work towards changing its asset mix by decreasing the mortgage-backed securities portfolio and using the proceeds to pay down short term advances and improve its interest rate risk. During the year ended September 30, 1999, the Company purchased an aggregate of $22.2 million of mortgage-backed securities and collateralized mortgage obligations. During fiscal 1999, the Company worked towards changing its asset mix by decreasing the mortgage-backed securities portfolio and reinvesting the proceeds in higher yielding, internally generated loans receivable.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                              September 30,
                                          -----------------------------------------------------
                                               2001               2000               1999
                                          ---------------    ---------------    ---------------
                                                          (Dollars in Thousands)
GNMA certificates                            $ 25,202          $ 40,758           $ 50,026
FNMA certificates                              20,850            11,261              7,760
FHLMC certificates                             13,620             5,286             14,202
Collateralized mortgage obligations            11,475             4,515              5,663
                                             --------          --------           --------
                                               71,147            61,820             77,651

Unamortized premiums                              799               452                573
Unearned discounts                                 37               (95)              (111)
                                             --------          --------           --------
                                               71,909            62,177             78,113
FASB 115 adjustment                             1,375            (1,896)            (2,200)
                                             --------          --------           --------
                                             $ 73,284          $ 60,281           $ 75,913
                                             ========          ========           ========
Weighted average interest rate                   5.62%             6.20%              6.17%
                                             ========          ========           ========

         The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                                             At or For the Year Ended
                                                                   September 30,
                                                          ---------------------------
                                                             2001            2000
                                                          ----------      -----------
                                                                (In Thousands)
Mortgage-backed securities at beginning of period         $ 60,281        $ 75,913
Purchases                                                   32,386           1,041
Sales                                                      (10,598)         (9,490)
Repayments                                                 (11,855)         (7,382)
Accretion and amortization, net                               (201)           (105)
Gain (loss) on mortgage-backed securities                    3,271             304
                                                          --------        --------
Mortgage-backed securities at end of period               $ 73,284        $ 60,281
                                                          ========        ========

         In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 2001, $20.9 million or 28.5% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

         The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2001.

                                                                    Contractually Maturing
                       -------------------------------------------------------------------------------------------------------
                                     Weighted                Weighted                 Weighted                       Weighted
                         Under       Average      1-5        Average      5-10        Average        Over 10         Average
                         1 Year       Yield       Years       Yield       Years        Yield          Years           Yield
                       ---------    ----------  --------    ----------   -------     ----------     ---------       ----------
                                                                         (Dollars in Thousands)
GNMA certificates         $--           --%      $   68        8.25%     $  520         6.72%        $24,796           6.24%
FNMA certificates          --           --           --          --          --           --          21,134           5.38
FHLMC certificates         --           --           --          --          --           --          13,811           5.18
Collateralized
 mortgage obligations      --           --        2,009        4.63         584         4.74           8,997           5.31
                           --           --       ------        ----      ------         ----         -------           ----
                          $--           --%      $2,077        4.75%     $1,104         5.68%        $68,738           5.64%
                          ===           ==       ======        ====      ======         ====         =======           ====

Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

         OTHER INVESTMENT SECURITIES. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Bank's Executive Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors. The Bank's Executive Vice President and Chief Financial Officer is authorized to invest in various types of securities, and in recent years, the emphasis has been on U.S. Treasury and agency obligations, municipal securities and corporate debt securities. There are no aggregate limits on the investment portfolio, however, there are certain limits on specific product types (e.g., no limit on U.S. Government and agency obligations; municipal securities are limited to 10% of the Bank's capital). The Company's investment portfolio increased $2.1 million or 2.1% between September 30, 2000 and September 30, 2001. The Company sold an aggregate of $13.6 million of U.S. Government and agencies during fiscal 2001. The Company's investment portfolio increased $10.6 million or 9.6% between September 30, 1999 and September 30, 2000.

         The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.


                                                              September 30,
                                             ---------------------------------------------
                                                 2001              2000            1999
                                             ------------     -------------    -----------
                                                              (In Thousands)
U.S. Government and agency obligations         $13,499          $25,701          $19,780
Trust preferred securities                      10,271           13,194           14,052
                                               -------          -------          -------
                                               $23,770          $38,895          $33,832
                                               =======          =======          =======

         The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2001.

                                                                   Contractually Maturing
                           ------------------------------------------------------------------------------------------------------
                                           Weighted                  Weighted                   Weighted                Weighted
                             Under 1       Average        1-5        Average         5-10       Average      Over 10    Average
                               Year         Yield         Years       Yield          Years       Yield        years      Yield
                           ----------   -----------    ----------   ----------    ----------   ----------   ---------  ----------
                                                                          (Dollars in Thousands)
U.S. Government and
agency obligations           $4,500        6.35%         $7,000       7.38%         $1,500        5.10%        $--         --%


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

         During fiscal 2000, the Bank entered into a Memorandum of Understanding ("MOU") with the FDIC and the Department which required the Bank, among other things, to initiate various procedures to improve its funds management and interest rate risk management practices. Specifically, the agreement required the Bank to implement policies and take various actions within specified time periods. Among the actions required by the MOU was the development and submission by the Bank to the regulators for approval of a funding plan (the "Funding Plan") to establish objectives to improve the Bank's liquidity and funds management practices. The Funding

Plan included strategies to: (1) reduce dependence on short-term borrowings; (2) improve liquidity levels; (3) improve the level of core deposits; and (4) reduce the level of pledged assets. See "- Regulatory Agreements" for a discussion of the rescission of the MOU.

         DEPOSITS. The Company's deposit products include a broad selection of deposit instruments, including checking accounts, business checking accounts, money market accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 2001.

         In December 1996, the Company purchased a branch office in the Pittsburgh area with deposits totaling $10.4 million at a purchase premium of 3.13%. The branch had deposits of $16.9 million at September 30, 2001. The deposit premium is being amortized using the straight line method over a ten year period.

         Deposits increased $7.3 million or 3.6% primarily as a result of the continued competitive deposit pricing throughout the Company's branch network and the maturation and/or establishment of the Company's newer branches. The Company has established de novo offices or purchased new branches in five of the past six fiscal years. At September 30, 2001, the Bank's newest branch opened in fiscal 2000 has increased its deposits to $4.5 million, the de novo branch facility, which opened in fiscal 1999, increased its deposits to $11.4 million, the supermarket branches that were opened in fiscal 1996 and 1998, have grown their deposits to $15.8 million and $8.6 million, and the branch office that was purchased during fiscal 1997 increased its deposits to $16.9 million. At September 30, 2001, the Company had $17.5 million in wholesale deposits. The Company also participates in various competitive bidding processes with government agencies. At September 30, 2001, the Company had procured certificates of deposit with the following government entities; $2.4 million with the County of Allegheny, $1.0 million with the City of Pittsburgh and $900,000 with the Commonwealth of Pennsylvania. Although market demand generally dictates which deposits maturities and rates will be acceptable by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals. See "Item
2. Properties" for amount of deposits for each of the Company's branches.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                                 September 30,
                           --------------------------------------------------------------------------------------
                                       2001                          2000                          1999
                           ---------------------------   --------------------------    --------------------------
                             Amount        Percentage      Amount        Percentage       Amount       Percentage
                           -----------    -------------- -----------    -------------  -----------    -------------
                                                              (Dollars in Thousands)
Passbook accounts           $  25,436          11.9%     $ 26,099           12.7%      $ 27,999          16.5%
Money market                   16,067           7.5         8,791            4.3          6,743           4.0
Interest checking              15,611           7.3        14,338            7.0         12,178           7.2
Noninterest checking            8,465           4.0         7,026            3.4          4,854           2.9
Certificates of deposit       147,432          69.2       149,426           72.6        117,689          69.4
                            ---------         -----      --------          -----       --------         -----
Total deposits              $ 213,011         100.0%     $205,680          100.0%      $169,463         100.0%
                            =========         =====      ========          =====       ========         =====

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                       September 30,
                                -----------------------------------------------------------------------------------------
                                           2001                           2000                            1999
                                --------------------------  ----------------------------     ----------------------------
                                                Average                           Average                       Average
                                   Average        Rate           Average           Rate         Average           Rate
                                   Balance        Paid           Balance           Paid         Balance           Paid
                                ------------  ------------  ----------------   ----------    --------------------------
                                                                  (Dollars in Thousands)
Passbook accounts                 $ 25,568       2.29%         $ 27,214           2.44%       $ 27,223           2.52%
Money market                        11,507       4.13             7,949           3.88           5,019           3.05
Interest checking                   15,127       1.26            13,566           1.40          11,602           1.50
Noninterest checking                 7,138         --             5,416             --           4,267             --
Certificates of deposit            145,315       6.21           125,197           5.71         111,389           5.37
                                  --------       ----          --------           ----        --------           ----
  Total deposits                  $204,655       5.02%         $179,342           4.64%       $159,500           4.39%
                                  ========       ====          ========           ====        ========           ====

         The following table sets forth the savings activities of the Company during the periods indicated.

                                                              Year Ended September 30,
                                           -------------------------------------------------------------
                                                  2001                2000                   1999
                                           --------------------------------------    -------------------
                                                                   (In Thousands)
Increase before interest credited              $  (921)              $29,957              $ 8,441
Interest credited                                8,252                 6,260                7,039
                                               -------               -------              -------
Net increase in deposits                       $ 7,331               $36,217              $15,480
                                               =======               =======              =======

         The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 2001.

                                                                  Maturity Date
                          -------------------------------------------------------------------------------------------
                              One Year             Over               Over               Over
                               or Less           1-2 Years          2-3 Years           3 Years             Total
                          ---------------    ---------------    ---------------    ---------------    ---------------
                                                                 (In Thousands)
 2.01  -  4.00%            $    6,822           $  1,202           $     --          $      --         $   8,024
 4.01  -  6.00%                36,212              6,064              4,221             10,013            56,510
 6.01  -  8.00%                58,225             18,536              3,654              2,452            82,867
 8.01  -  10.00%                   20                 11                 --                 --                31
                           ----------           --------           --------          ---------         ---------
  Total                    $  101,279           $ 25,813           $  7,875          $  12,465         $ 147,432
                           ==========           ========           ========          =========         =========

         The following table sets forth the maturities of Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 2001.


     Certificates of deposit maturing
            in quarter ending:
     --------------------------------           ----------------------------
                                                       (In Thousands)

          December 31, 2001                             $10,560
          March 31, 2002                                  4,601
          June 30, 2002                                  12,374
          September 30, 2002                              1,134
          After September 30, 2002                       14,063
                                                        -------
          Total certificates of deposit with
            balances of $100,000 or more                $42,732
                                                        =======

         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 2001, the Company had $156.3 million of advances from the FHLB of Pittsburgh. The Company used FHLB advances to reinvest in assets at higher yields. During fiscal 2001 and in conjunction with the Bank's Funding Plan discussion on pages 18 and 19, the Company reduced its FHLB advances by approximately $19.9 million.

         The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.

                                                          At or For the Year Ended September 30,
                                             ---------------------------------------------------------
                                                    2001                 2000                1999
                                             -----------------    -----------------   ----------------
                                                                  (Dollars in Thousands)
Maximum balance                                 $178,717               $203,767            $184,067
Average balance                                  162,226                212,861             166,145
Year end balance                                 156,316                176,217             184,067
Weighted average interest rate:
  At end of year                                    6.12%                  6.36%               5.71%
  During the year                                   6.32%                  6.14%               5.74%

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

SUBSIDIARIES

         As of September 30, 2001, the Bank was the Company's only bank subsidiary. The Company also has a nonbank subsidiary, Pittsburgh Home Capital Trust I. FraMal Holdings Corporation is a wholly owned subsidiary of the Bank.

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

         At September 30, 2001, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         FINANCIAL SUPPORT OF AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

         FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, among other things, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

         FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates during the last six months of 2001 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0184% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

         Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2001, the Bank's regulatory capital exceeded all of its capital requirements.

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

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2001, the Bank met each of its capital requirements.

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

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2001, the Bank exceeded the Department's capital guidelines.

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

REGULATORY AGREEMENTS

         As previously reported, during fiscal 2000, the Bank entered into a MOU with the Department and the FDIC. The Company also entered into a MOU with the Federal Reserve Bank of Cleveland ("FRB"). Based on a joint examination of the Bank, the Department and the FDIC rescinded the MOU on June 23, 2001. On October 1, 2001, the FRB notified the Company that based on its latest examination of the Company the MOU has been terminated effective as of September 5, 2001.

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

         At September 30, 2001, the federal income tax reserves of the Bank included $3.17 million of federal income tax bad debt reserves, of this amount, $2.89 million and $221,000 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Bank will recapture into income approximately $24,000 per year over the six year period which was set to begin October 1, 1996, however, the Bank was eligible to suspend until 1998 the recapture as the residential loan exemption was met as discussed above.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At September 30, 2001, the Bank had no NOL carryforwards for federal income tax purposes.

         AUDIT BY IRS. The Bank's federal income tax returns for taxable years through September 30, 1998 have been closed for the purpose of examination by the Internal Revenue Service.

         STATE TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2001 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately

1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 2. PROPERTIES
------------------

         The following table sets forth certain information with respect to the Bank's offices at September 30, 2001.


                                                                                      Net Book                 Amount of
                                                                                      Value of                Deposits at
              Description/Address                     Leased/Owned                    Property            September 30, 2001
---------------------------------------------    --------------------           -----------------       ----------------------
                                                                                             (In Thousands)
Administrative Office:

1001 Village Run Road                                  Leased(1)                       $  437                  $  4,483
Wexford, Pennsylvania 15090

Lending Office:

225 Ross Street, 6th Floor                             Leased(2)                          168                        --
Pittsburgh, Pennsylvania  15219

Branch Offices:

441 Smithfield Street                                  Leased(3)                          404                    47,869
Pittsburgh, Pennsylvania 15222

125 Brownsville Road                                   Owned                               22                    13,349
Pittsburgh, Pennsylvania  15210

4900 Liberty Avenue                                    Owned(4)                         1,711                    31,232
Pittsburgh, Pennsylvania  15224

100 North Main Street                                  Owned(5)                           456                    63,549
Butler, Pennsylvania  16001

799 Castle Shannon Boulevard                           Leased(6)                           --                    15,757
Pittsburgh, Pennsylvania  15234

2905 West Liberty Avenue                               Owned                              475                    16,869
Pittsburgh, Pennsylvania  15216

5001 Library Road                                      Leased(7)                           21                     8,550
Bethel Park, Pennsylvania 15102

550 Marketplace Drive                                  Owned(8)                           687                    11,353
                                                                                       ------                  --------
Oakdale, Pennsylvania 15071                                                            $4,381                  $213,011
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

(2) This property is subject to a lease which expires on April 1, 2005 and has two five year renewal options.

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

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

         STOCK INFORMATION

         Pittsburgh Financial Corp.'s common stock is traded on The Nasdaq Stock Market under the symbol "PHFC." As of December 14, 2001, Pittsburgh Financial Corp. had 1,408,699 shares of common stock outstanding and approximately 1,400 stockholders.

         STOCK PRICE

         The following table illustrates Pittsburgh Financial Corp.'s high and low quarterly closing stock price on The Nasdaq Stock Market and the cash dividends per share paid during the year.


QUARTER ENDED                 HIGH                 LOW              DIVIDENDS

September 2001              $ 13.15             $ 11.00              $.09
June 2001                     11.50               10.51               .09
March 2001                    12.00                9.00               .09
December 2000                  9.00                6.38               .09

September 2000              $  9.13             $  8.06              $.09
June 2000                      9.00                8.00               .09
March 2000                    12.88                8.13               .09
December 1999                 13.47               11.38               .09

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

         The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.


                                                                         As of or For the
                                                                     Year Ended September 30,
                                           ---------------------------------------------------------------------------------------

                                                    2001           2000            1999            1998           1997
                                           ---------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
SELECTED FINANCIAL AND OTHER DATA:
Total assets                                     $427,069        $438,419       $415,742        $374,279        $273,174
Investment securities                              28,003          38,895         33,832          57,109          37,145
Mortgage-backed securities                         73,284          60,281         75,913          84,515          38,216
Loans receivable, net                             284,905         307,428        278,085         211,981         181,339
Cash and cash equivalents                          22,360           7,108          5,319           4,476           5,224
Deposits                                          213,011         205,680        169,463         153,983         138,731
FHLB advances                                     156,316         176,217        184,067         155,267         101,700
Reverse repurchase agreements                      20,000          20,000         25,000          25,000              --
Shareholders' equity                               23,310          21,419         22,026          24,799          28,814
Non-performing assets(1)                            3,231           2,552          5,029           4,488           4,612
Full-service offices at end of period                   9               9              9               8               7

SELECTED OPERATING DATA:
Interest income                                  $ 30,533        $ 30,975       $ 27,659        $ 24,414        $ 17,964
Interest expense                                   22,725          22,446         19,017          16,513          10,808
                                                 --------        --------       --------        --------         -------
Net interest income                                 7,808           8,529          8,642           7,901           7,156
Provision for losses on loans                         600             600            600             610             360
                                                 --------        --------       --------        --------         -------
Net interest income after
  provision for losses on loans                     7,208           7,929          8,042           7,291           6,796
Extinguishment of facility lease                       --            (202)            --              --              --
Net gain on sale of fixed assets                       --             550             --              --              --
Net loss on sale of loans                              16             (18)            --              --              --
Gain (loss) on trading/sale of securities             (81)           (172)           (10)           (208)            310
Other noninterest income                            1,073             963          1,015             817             431
Other noninterest expenses                          7,922           7,400          5,727           5,114           4,476
Income before income taxes                            294           1,650          3,320           2,786           3,061
Income taxes                                           85             483          1,031             884           1,078
                                                 --------        --------       --------        --------         -------
Net income                                       $    209        $  1,167       $  2,289        $  1,902        $  1,983
                                                 ========        ========       ========        ========        ========

PER COMMON SHARE:
Basic earnings per share                         $   0.14        $   0.75       $   1.43        $   1.10        $   1.11
Basic earnings per share(2)                          0.14            0.77           1.44            1.11            1.00
Diluted earnings per  share                          0.14            0.75           1.39            1.05            1.08
Diluted earnings per share(2)                        0.26            0.77           1.40            1.06             .97
Cash dividends                                       0.36            0.36            .28             .31             .29
Return of Capital Distribution                         --              --             --            2.43              --

                                                                                 As of or For the
                                                                             Year Ended September 30,
                                           ----------------------------------------------------------------------------------
                                                        2001           2000            1999            1998           1997
                                           ----------------------------------------------------------------------------------

                                                                          (Dollars in Thousands)
SELECTED OPERATING RATIOS:
Average yield earned on
  interest-earning assets                               7.39%           7.48%          7.31%           7.51%           7.78%
Average rate paid on interest-
  bearing liabilities                                   5.81            5.65           5.27            5.41            5.29
Average interest rate spread(3)                         1.58            1.83           2.04            2.10            2.49
Net interest margin(3)                                  1.89            2.06           2.28            2.43            3.10
Ratio of interest-earning assets
  to interest-bearing liabilities                     105.54          104.31         104.91          106.45          113.05
Net interest income to operating expenses               0.99            1.18           1.51            1.55            1.60
Operating expenses as a
  percent of average assets                             1.83            1.68           1.46            1.50            1.88
Return on average assets                                0.09            0.27            .59             .56             .84
Return on average equity                                0.91            5.58           9.74            7.33            6.95
Ratio of average equity to average assets               5.35            4.86           6.01            7.66           12.02

ASSET QUALITY RATIOS(4):
Non-performing loans as a percent
  of total loans                                        0.86%           0.59%          1.03%           1.42%           1.92%
Non-performing assets as a percent
  of total assets                                       0.76            0.58           1.21            1.20            1.69
Allowance for loan losses as a
  percent of net loans                                  0.90            0.73            .70             .82             .78
Allowance for loan losses as a
  percent of non-performing loans                     104.46          117.30          63.68           54.08           38.30

BANK CAPITAL RATIOS(4):
Tier 1 risk-based capital ratio                        14.44%          14.47%         16.16%          18.37%          18.91%
Total risk-based capital ratio                         15.62           15.46          17.11           19.40           20.04
Tier 1 leverage capital ratio                           7.77            7.33           7.87            8.29            8.80


-------------------

1 Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of non-accrual loans and accruing loans 90 days or more overdue, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

2 Excludes impact of trading activities and sales of available for sale securities.

3 Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

4 Asset Quality Ratios and Bank Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

GENERAL

        The Company is a Pennsylvania corporation organized in September 1995 by the Bank for the purpose of acquiring all of the capital stock of the Bank issued in the conversion (the "Conversion") of the Bank from a Pennsylvania-chartered mutual savings bank to a Pennsylvania-chartered stock savings bank. The Conversion was completed on April 1, 1996. The only significant assets of the Company are the capital stock of the Bank and assets purchased with the balance of the net Conversion proceeds retained by the Company. The business of the Company consists primarily of the business of the Bank.

        The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between interest income on interest-earning assets, which consist principally of loans, investment securities and other investments, and interest expense on interest-bearing liabilities, which consist principally of deposits and borrowings. The Company's net income also is affected by its provision for loan losses, as well as the level of its other operating income, including loan fees and service charges and its other operating expenses, including salaries and employee benefits, occupancy expenses, federal deposit insurance premiums, miscellaneous other expenses, and income taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this report and in the Company's other Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

CHANGES IN FINANCIAL CONDITION

        The Company's assets decreased $11.3 million or 2.6% from $438.4 million at September 30, 2000 to $427.1 million at September 30, 2001. Cash and interest-bearing deposits increased $15.3 million or 215.5% to $22.4 million at September 30, 2001 compared to $7.1 million at September 30, 2000. The increase is primarily due to prepayments received on residential mortgage loans. Investment securities increased $2.1 million or 2.1% from $99.2 million at September 30, 2000 to $101.3 million at September 30, 2001. The Company's net loans receivable decreased $22.5 million or 7.3% from $307.4 million at September 30, 2000 to $284.9 million at September 30, 2001. The decrease is primarily attributable to $71.6 million of prepayments received on residential mortgage loans as a result of the levels of interest rates. In addition, the Company is continuing its efforts to diversify its loans receivable portfolio to a more broad based full service commercial lending philosophy. For the year ended September 30, 2001, multi-family residential and commercial real estate loans increased from $13.3 million or 42.4%. Commercial term loans and lines of credit increased $2.5 million or 147.1%; one-to-four family residential and residential construction loans decreased $40.7 million or 16.3%; home equity loans and lines decreased by $669,000 or 3.1%; and consumer loans decreased by $293,000 or 11.1%. The Company's FHLB Stock decreased $3.0 million from $10.8 million at September 30, 2000 to $7.8 million at September 30, 2001. The decrease in FHLB stock is primarily due to a decrease of $19.9 million in FHLB advances which reduced the required amount of stock to be purchased by the Bank.

        Total liabilities decreased by $13.2 million or 3.2% to $403.8 million at September 30, 2001 compared to $417.0 million at September 30, 2000 due to a decrease in FHLB advances, which was partially offset by an increase in deposits. The Company's FHLB advances decreased from $176.2 million at September 30, 2000 to $156.3 million at September 30, 2001, a decrease of $19.9 million or 11.3%. During fiscal 2001, the Company continued to follow its Funding Plan to reduce its short- term borrowings from $35.4 million at September 30, 2000 to $11.8 million at September 30, 2001. Reverse repurchase agreements amounted to $20.0 million at September 30, 2000 and 2001.

        Deposits increased $7.3 million or 3.6% primarily as a result of the continued competitive deposit pricing throughout the Company's branch network and the maturation and/or establishment of the Company's newer branches. The Company has established de novo offices or purchased new branches in five of the past six fiscal years. At September 30, 2001, the Bank's newest branch which opened in August 2000 has increased its deposits to $4.5 million; the de novo branch facility, which opened in fiscal 1999, increased its deposits to $11.4 million; the supermarket branches that were opened in fiscal 1996 and 1998, have grown their deposits to $15.8 million and $8.6 million, and the branch office that was purchased during fiscal 1997 increased its deposits to $16.9 million. In addition, the Company consolidated two smaller offices into one new stand alone facility which grew to $31.2 million at September 30, 2001. At September 30, 2001, the Company had $17.5 million in wholesale deposits. The Company also participates in various competitive bidding processes with government agencies. At September 30, 2001, the Company had procured certificates of deposit with the following government entities; $2.4 million with the County of Allegheny , $1.0 million with the City of Pittsburgh and $900,000 with the Commonwealth of

Pennsylvania. Although market demand generally dictates which deposits maturities and rates will be acceptable by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals. See "Item 2. Properties" for amount of deposits for each of the Company's branches.

        Total stockholders' equity increased $1.9 million or 8.9% to $23.3 million at September 30, 2001 compared to $21.4 million at September 30, 2000. The net increase is primarily attributable to an increase in comprehensive income of $3.9 million offset by $577,000 in cash dividends paid, along with the purchase of treasury shares totaling $2.1 million.

        AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods and at the date indicated, information regarding the Company's average balance sheet. Information is based on average daily balances during the periods presented.

                                                                                Year Ended September 30,
                                                       ----------------------------------------------------------------------------
                                       At September
                                         30, 2001                    2001                                      2000
                                       ------------    ----------------------------------      ------------------------------------
                                          Average                                 Average                                   Average
                                           Yield/       Average                   Yield/        Average                     Yield/
                                          Rate(1)       Balance    Interest        Rate         Balance      Interest        Rate
                                         ---------     ---------  ----------     --------      ---------    ----------     -------
                                                                              (Dollars in Thousands)
Interest-earning assets:
  Investment securities                     7.48%      $  44,334     $  3,314      7.48%        $ 40,755       $ 3,122        7.66%
  Mortgage-backed securities                5.71          61,016        3,832      6.28           65,048         4,349        6.69
  Loans receivable(1):
    First mortgage loans                    7.67         234,726       17,888      7.62          262,905        20,077        7.61
    Other loans                             8.09          65,236        5,237      8.03           41,743         3,266        7.82
                                                       ---------     --------                   --------       -------
      Total loans receivable                7.77         299,962       23,125      7.71          304,648        23,343        7.66
  Other interest-earning assets             2.89           7,608          262      3.44            3,260           161        4.45
                                                       ---------     --------                   --------      --------
    Total interest-earning assets           7.26%        412,920      $30,533      7.39%         414,071       $30,975        7.48%
                                            ====                      =======      ====                        =======      ======

Noninterest-earning assets                                14,759                                  16,014
                                                       ---------                                --------
    Total assets                                        $427,679                                $430,085
                                                        ========                                ========

Interest-bearing liabilities:
  Deposits                                  5.00%       $197,517      $10,336      5.23%        $172,619      $  8,320        4.82%
  FHLB advances and other                   6.21         182,226       11,380      6.24          212,861        13,117        6.16
  Guaranteed preferred beneficial
     interests in subordinated debt         8.77          11,500        1,009      8.77           11,500         1,009        8.77
  Escrows                                     --              --           --        --               --            --          --
                                            ----        --------      -------      ----         --------      --------      ------
    Total interest-bearing                               391,243      $22,725      5.81%         396,980       $22,446        5.65%
                                                                      =======      ====                       ========      ======
      liabilities                           5.67%
                                            ====

Noninterest-bearing liabilities                           13,575                                  12,204
                                                        --------                                --------
    Total liabilities                                    404,818                                 409,184
Shareholders' equity                                      22,861                                  20,901
                                                        --------                                --------
    Total liabilities and retained
      earnings                                          $427,679                                $430,085
                                                        ========                                ========

Net interest-earning assets                            $  21,677                               $  17,091
                                                       =========                               =========
Net interest income/interest
  rate spread                               1.59%                    $  7,808      1.58%                        $8,529        1.83%
                                            ====                     ========      ====                         ======      ======
Net interest margin(2)                                                             1.89%                                      2.06%
                                                                                   ====                                     ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                                   105.54%                                    104.31%
                                                                                 ======                                     ======




                                           ----------------------------------------------
                                                               1999
                                           ----------------------------------------------

                                                                                Average
                                             Average                            Yield/
                                             Balance         Interest            Rate
                                             -------        ----------         --------

Interest-earning assets:
  Investment securities                     $ 48,194        $  3,351             6.95%
  Mortgage-backed securities                  85,548           5,504             6.43
  Loans receivable(1):
    First mortgage loans                     220,897          16,840             7.62
    Other loans                               18,643           1,777             9.53
                                            --------        --------
      Total loans receivable                 239,540          18,617             7.77
  Other interest-earning assets                5,095             187             3.67
                                            --------        --------
    Total interest-earning assets            378,377        $ 27,659             7.31%
                                                            ========             ====

Noninterest-earning assets                                    12,685
                                                            --------
    Total assets                                            $391,062
                                                            ========

Interest-bearing liabilities:
  Deposits                                  $154,741        $  7,012             4.53%
  FHLB advances and other                    191,145          10,985             5.75
  Guaranteed preferred beneficial
     interests in subordinated debt           11,500           1,012             8.80
  Escrows                                      3,293               8             0.24
                                            --------        --------
    Total interest-bearing                   360,679        $ 19,017             5.27%
                                                            ========             ====
      liabilities


Noninterest-bearing liabilities                6,863
                                            --------
    Total liabilities                        367,542
Shareholders' equity                          23,520
                                            --------
    Total liabilities and retained
      earnings                              $391,062
                                            ========

Net interest-earning assets                 $ 17,698
                                            ========
Net interest income/interest
  rate spread                                               $  8,642             2.04%
                                                            ========            ======
Net interest margin(2)                                                           2.28%
                                                                                ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                                 104.91%
                                                                               ======



---------------------------

(1)     Includes non-accrual loans.
(2)     Net interest income divided by interest-earning assets.

        RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume.


                                                                 Year Ended September 30,
                                            ----------------------------------------------------------------
                                                                      2001 vs. 2000
                                            ----------------------------------------------------------------
                                                              Increase
                                                          (Decrease) Due to
                                            --------------------------------------------
                                                                                             Total Increase
                                                 Rate           Volume       Rate/Volume        (Decrease)
                                            ------------    ------------   -------------    ----------------
Interest-earnings assets:
  Investment securities                         $  (75)       $    274           $  (7)        $    192
  Mortgage-backed securities                      (264)           (269)             16             (517)
  Loans receivable, net                            143            (359)             (2)            (218)
  Other interest-earning assets                    (36)            177             (40)             101
                                                ------        --------           -----         --------
    Total interest-earning assets                 (357)            (86)              1             (442)
                                                ------        --------           -----         --------

Interest-bearing liabilities
  Deposits                                         713           1,200             103            2,016
  FHLB advances                                    176          (1,888)            (25)          (1,737)
  Guaranteed preferred beneficial interests
     in subordinated debt                          --              --              --               --
  Escrows                                           --              --              --               --
                                                ------        --------           -----         --------
    Total interest-bearing liabilities             612            (324)             (9)             279
                                                ------        --------           -----         --------
Increase (decrease) in net interest income      $ (969)       $    238           $  10         $   (721)
                                                ======        ========           =====         ========







                                                                 Year Ended September 30,
                                            ----------------------------------------------------------------
                                                                      2000 vs. 1999
                                            ----------------------------------------------------------------
                                                              Increase
                                                          (Decrease) Due to
                                            --------------------------------------------
                                                                                             Total Increase
                                                 Rate           Volume       Rate/Volume        (Decrease)
                                            ------------    ------------   -------------    ----------------
Interest-earnings assets:
  Investment securities                          $   341      $  (517)           $ (53)        $  (229)
  Mortgage-backed securities                         216       (1,319)             (52)         (1,155)
  Loans receivable, net                             (264)       5,060              (71)          4,725
  Other interest-earning assets                       40          (54)             (11)            (25)
                                                 -------      -------            -----         -------
    Total interest-earning assets                    646        2,609               61           3,316
                                                 -------      -------            -----         -------

Interest-bearing liabilities
  Deposits                                           446          810               52           1,308
  FHLB advances                                      794        1,248               90           2,132
  Guaranteed preferred beneficial interests
     in subordinated debt                            (3)          --               --              (3)
  Escrows                                             (8)          (8)               8              (8)
                                                 -------      -------            -----         -------
    Total interest-bearing liabilities             1,376        1,914              139           3,429
                                                 -------      -------            -----         -------
Increase (decrease) in net interest income       $  (730)     $   695            $ (78)        $  (113)
                                                 =======      =======            =====         =======

RESULTS OF OPERATIONS

        NET INCOME. The Company reported net income of $209,000, $1.17 million, and $2.29 million for the fiscal years ended September 30, 2001, 2000, and 1999, respectively. Fully diluted earnings per share was $.14 for the year ended September 30, 2001, compared to $.75 and $1.39, respectively for the years ended September 30, 2000 and September 30, 1999.

        For fiscal 2001, the $958,000 or 82.1% decrease in net income was primarily attributable to a decrease in net interest income before the provision for loan losses of $720,000 or 8.4%, a $113,000 decrease in noninterest income and a $522,000 increase in noninterest expense, partially offset by a $398,000 decrease in income taxes. The Company recognized a pre-tax net loss on security sales of $81,000, a write down of an interest rate cap of $108,000, and a pre-tax net loss on the sale of foreclosed real estate of $79,000, offset by a pre-tax net gain on the sale of residential mortgage loans of $16,000.

        For fiscal 2000, the $1.12 million or 48.9% decrease in net income was primarily attributable to a decrease in net interest income before provision for loan losses of $113,000 or 1.31%, an increase in noninterest expense of $1.67 million or 29.2%, which was partially offset by an increase in noninterest income of $116,000 or 11.5% for the year. The Company recognized a pre-tax net loss on security sales of $172,000, a pre-tax net loss on the sale of foreclosed real estate of $194,000, a pre-tax net loss on the sale of residential mortgage loans of $18,000 and a pre-tax loss on the early extinguishment of a facility lease of $202,000, offset by a net gain on the sale of fixed assets of $550,000. This compares to pre-tax net losses on security sales and sales of foreclosed real estate of $26,000 for the year ended September 30, 1999.

        For fiscal 2001, the Company's net interest margin decreased by 17 basis points to 1.89% from 2.06% in fiscal 2000 and the Company's interest rate spread decreased by 25 basis points to 1.58% from 1.83% for fiscal 2000. The yield earned on the Company's interest-earning assets decreased by 9 basis points from 7.48% to 7.39%, while the Company's average cost of interest-bearing liabilities increased 16 basis points to 5.81% in 2001 from 5.65% in 2000. This increase in the Company's average cost of interest-bearing liabilities was primarily a result of the Company's extension of maturities on liabilities on its funding side in an effort to reduce its exposure to short term liabilities and the related effect on its interest rate risk profile.

        For fiscal 2000, the Company's net interest margin decreased by 22 basis points to 2.06% from 2.28% in fiscal 1999 and the Company's interest rate spread decreased by 21 basis points to 1.83% from 2.04% for fiscal 1999. The yield earned on the Company's interest-earning assets increased by 17 basis points from 7.31% to 7.48%, while the Company's average cost of interest-bearing liabilities increased 38 basis points to 5.65% in 2000 from 5.27% in 1999. The margin compression is primarily a result of increasing funding costs related to the Company's interest-bearing liabilities.

        NET INTEREST INCOME. Net interest income before the provision for losses on loans decreased $720,000 or 8.4% in fiscal 2001 compared to the prior fiscal year. The decrease was due to increased funding costs related to the Company's interest-bearing liabilities coupled with a smaller asset base. The average balance of interest-earning assets decreased $1.2 million or .3%. The decrease is primarily attributable to a $4.7 million or 1.6% decrease in the average balance of loans receivable and a $453,000 or .4% decrease in the average balance of investments and mortgage-backed securities, offset by a $4.3 million or 133.4% increase in the average balance of other interest-earning assets. The average balance of interest-bearing liabilities decreased $5.8 million or 1.46%. The decrease is primarily attributable to a $30.7 million or 14.4% decrease in the average balance of FHLB advances with a weighted average yield of 6.24%, which was offset by a $24.9 million or 14.4% increase in the average balance of deposits with a weighted average balance of 5.23% for the year ended September 30, 2001.

        During fiscal 2001, total interest income decreased $442,000 or 1.4% compared to fiscal 2000, primarily due to a $218,000 or .9% decrease in interest earned on loans and an $178,000 or 2.4% decrease in interest earned on investment securities. The Company's total loan portfolio decreased to $293.9 million at September 30, 2001 from $322.3 million at September 30, 2000, an 8.8% decrease. One-to-four family residential and residential construction loans decreased $40.7 million or 16.3%; home equity loans and lines decreased by $669,000 or 3.1%; and consumer loans decreased by $293,000 or 11.1%. Offsetting these decreases was a $13.3 million or 42.4% increase in multi-family residential and commercial real estate loans and a $2.5 million or 147.1% increase in commercial lines of credit. During fiscal 2001, the Company has continued to diversify its loans receivable portfolio to a more broad based, full service commercial lending philosphy.

        During fiscal 2001, total interest expense increased $279,000 or 1.2% over fiscal 2000, primarily due to an increase in average deposits of $24.9 million or 14.4% with an increase in the related cost of 41 basis points from 4.82% to 5.23%. Interest expense on FHLB advances and other borrowings decreased $1.7 million or 13.2%. The decrease in interest expense on FHLB advances and other borrowings was primarily attributable to a decrease in average borrowings of $30.6 million or 14.4%, which was offset by an increase in the related borrowing cost of 8 basis points from 6.16% to 6.24%. The Company had also had interest expense of $1.0 million in connection with outstanding trust preferred securities for 2001 and 2000.

        Net interest income before the provision for losses on loans decreased $113,000 or 1.31% in fiscal 2000 compared to the prior fiscal year. The decrease was due to increased funding costs related to the Company's interest-bearing liabilities. The average balance of interest-earning assets increased $35.7 million or 9.4%. The increase is primarily attributable to a $65.1 million or 27.2% increase in the average balance of loans receivable and a $27.9 million or 20.9% decrease in the average balance of investments and mortgage-backed securities, which was offset by an increase in the weighted average yield of 44 basis points from 6.62% to 7.06%, when compared to fiscal 1999. The average balance of interest-bearing liabilities increased $36.3 million or 10.1%. The increase is primarily attributable to increases in deposits with average balances of $172.6 million, with a weighted average yield of 4.82%, and FHLB advances with an average balance of $212.9 million with a weighted average yield of 6.16%, respectively, for the year ended September 30, 2000.

        During fiscal 2000, total interest income increased $3.3 million or 11.9% compared to fiscal 1999, primarily due to a $4.7 million or 25.4% increase in interest earned on loans, which was offset by a $1.2 million or 21.0% decrease in interest earned on mortgage-backed securities. One-to-four family residential and residential construction loans increased by $12.3 million or 5.2% when compared to fiscal 1999. The Company's commercial mortgage loan portfolio increased $10.8 million or 27.7%, and home equity loans increased $2.9 million or 15.9%. During fiscal 2000, the Company continued to increase its commercial and consumer lending departments.

        During fiscal 2000, total interest expense increased $3.4 million or 18.0% over fiscal 1999, due primarily to a $2.1 million or 19.3% increase in interest expense on FHLB advances and other borrowings. The increase in interest expense on FHLB advances and other borrowings was primarily attributable to an increase in average borrowings of $21.7 million or 11.4%, with an increase in the related borrowing cost of 41 basis points from 5.75% to 6.16%. The Company also had increased interest expense on deposits of $1.3 million or 18.7%. Average deposits increased $17.9 million or 11.6% with an increase in the related cost of 29 basis points from 4.53% to 4.82%. The Company also had interest expense of $1.0 million in connection with outstanding trust preferred securities for 2000 and 1999.

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

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. For the year ended September 30, 2001, the Company's non-performing assets increased $600,000 to $3.2 million from $2.6 million at September 30, 2000. The increase in total non-performing assets is primarily attributable to a $496,000 or 265.2% increase in multi-family and commercial loans, a $164,000 or 10.4% increase in one-to-four family residential loans, and a $56,000 or 8.7% increase in real estate owned, which were partially offset by a $22,000 or a 18.0% decrease in construction loans and a $7,000 or 58.3% decrease in consumer loans.

        The allowance is increased by the provision for loan losses, which is charged against income. For each of the fiscal years ended September 30, 2001, 2000, and 1999, the Company recorded a provision for losses on loans of $600,000.

        NONINTEREST INCOME. Total noninterest income decreased $113,000 or 10.1% during fiscal 2001 over fiscal 2000. The Company recognized a pre-tax net loss on security sales of $81,000, a write down of an interest rate cap of $108,000, offset by a pre-tax net gain on the sale of residential mortgage loans of $16,000. Noninterest income (excluding the fixed asset sales, security sales, loans sales, and the early lease extinguishment) increased for the year ended September 30, 2001 by $217,000 or 22.5%. Service fees and other fees increased $143,000 or 18.5% and other income increased $74,000 or 39.1%.

        Total noninterest income increased $116,000 or 11.5% during fiscal 2000 over fiscal 1999. The Company recognized pre-tax net gains on sale of fixed assets of $550,000, offset by net losses of $172,000 on sale of securities, $18,000 on sale of mortgage loans, and $202,000 on an early extinguishment of a facility lease. Noninterest income (excluding non-core gains and losses) decreased $52,000 or 5.1% for the year. Service charges and other fees decreased $109,000 or 12.4% which was offset by an increase of $57,000 or 42.9% in other income.

        NONINTEREST EXPENSE. Total noninterest expense increased $522,000 or 7.1% during fiscal 2001 when compared to fiscal 2000. The increase in noninterest expense is primarily attributable to the premises and occupancy costs of the subsidiary Bank's new branch and other offices, which increased $717,000 or 83.3%. Compensation and employee benefits increased $165,000 or 4.5%, which was primarily the result of new branch staffing and the development of the cash management department. The Company's strategic technology initiatives and related data processing costs also increased $153,000 or 45.1% for the year ended September 30, 2001. The increases in compensation and employee benefits, and data processing were offset by a $207,000 or 43.5% decrease in marketing costs from $476,000 at September 30, 2000 to $269,000 at September 30, 2001. During fiscal 2000, a significant portion of the marketing costs were associated with the Company and the Bank name changes that went into effect April 3, 2000. The Company recognized pre-tax net losses on the sales of foreclosed real estate during fiscal 2001, 2000 and 1999 of $79,000, $194,000 and $16,000, respectively.

        Total noninterest expense increased $1.7 million or 29.2% during fiscal 2000 when compared to fiscal 1999. Compensation and employee benefits increased $315,000 or 9.5%, which was primarily attributable to increased personnel for the subsidiary Bank's new branch offices. Premises and occupancy costs increased $161,000 or 23.0% which was the result of the construction of a branch office, the relocation of two branch offices, the closing of a branch office, the sale of two branch facilities, and the establishment of a new administrative facility. Marketing costs increased $269,000 or 130.0%. Effective April 3, 2000, the Company and the Bank changed their names to

Pittsburgh Financial Corp. and BankPittsburgh, respectively, and a significant portion of the costs incurred were a result of the name changes and related marketing. Other expenses increased $760,000 or 72.3% which was attributable to the ongoing operating expenses of the Company. The Company recognized "non-recurring" costs associated with the name changes, establishment of a Delaware subsidiary, consulting and planning fees, and executive severance charges. Although many of these items will benefit future operating periods of the Company, the expenses were recognized in the then current period operating results.

        PROVISION FOR INCOME TAXES. The Company incurred a provision for income taxes of $85,000, $483,000 and $1.0 million for the fiscal years ended September 30, 2001, 2000, and 1999, respectively. The effective tax rate during each of the foregoing respective fiscal years was 28.9%, 29.3% and 31.0%. See Note 9 to Consolidated Financial Statements for additional information relating to income taxes.

ASSET AND LIABILITY MANAGEMENT

        The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during a given time period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of September 30, 2001, the amount of the Company's interest-bearing liabilities which were estimated to mature or reprice within one year exceeded the Company's interest-earning assets with the same characteristics by $172.6 million or 40.4% of the Company's total assets.

        The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under the guidance of the Asset/Liability Management Committee of the Board of Directors. This Committee meets at least quarterly to, among other things, set interest rate risk targets and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The Committee assesses its interest rate risk strategy at the Bank quarterly, which is reviewed by the full Board of Directors.

        The Company has historically emphasized the origination of long-term fixed-rate residential real estate loans for retention in its portfolio. At September 30, 2001, $93.8 million or 31.9% of the

Company's total loan portfolio consisted of fixed-rate residential mortgage loans. However, as of such date, the Company also held in its loan portfolio $41.6 million of one-, three- and five-year ARMs and $69.0 million of long-term residential mortgage loans which have interest rate adjustment features at seven years and fifteen years. The Company has attempted to mitigate the interest rate risk of holding a significant portion of fixed-rate loans in its portfolio through the origination of the ARMs and short-term construction and consumer loans. At September 30, 2001, ARMs comprised $41.6 million or 14.2% of the total loan portfolio and construction, commercial and consumer loans aggregated $68.7 million or 23.3% of the total loan portfolio. At September 30, 2001, $28.0 million or 6.6% of the Company's total assets consisted of investment securities, 42.7% of which have terms to maturity of less than five years. In addition, the Company has invested in adjustable rate mortgage-backed securities. At September 30, 2001, $20.9 million or 28.5% of the Company's mortgage-backed securities portfolio was comprised of ARMs. At September 30, 2001, the Company classified $90.9 million or 89.7% of its investment and mortgage-backed securities portfolios as available for sale, which permits the Company to sell such securities if deemed appropriate in response to, among other things, changes in interest rates.

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

        The following table presents the Company's EVE as of September 30, 2001:


                   Economic Value of Portfolio Equity
--------------------------------------------------------------------------------
   Change in                     Estimated EVE
Interest Rates                  as a Percentage       Amount of
(basis points)  Estimated EVE      of Assets            Change        Percent
--------------------------------------------------------------------------------

                             (Dollars in Thousands)

     +400         $  18,099          4.1%              $(7,869)          -30.3%
     +300            22,555          5.2                (3,413)          -13.1
     +200            26,895          6.1                   927             3.6
     +100            28,060          6.4                 2,092             8.1
      --             25,968          5.9                    --             0.0
     -100            15,368          3.5               (10,600)          -40.8
     -200             2,032          0.5               (23,936)          -92.2
     -300           (11,109)        -2.5               (37,077)         -142.8
     -400           (16,502)        -3.8               (42,470)         -163.5

    The following table presents the Company's EVE as of September 30, 2000:


                       Economic Value of Portfolio Equity
--------------------------------------------------------------------------------
   Change in                     Estimated EVE
Interest Rates                  as a Percentage       Amount of
(basis points)  Estimated EVE      of Assets            Change        Percent
--------------------------------------------------------------------------------

                            (Dollars in Thousands)

    +400           $(1,304)          (0.3)%            $(29,930)       (104.6)%
    +300             5,215            1.2               (23,411)        (81.8)
    +200            12,882            2.9               (15,744)        (55.0)
    +100            20,757            4.7                (7,869)        (27.5)
     --             28,626            6.5                    --          --
    -100            29,839            6.7                 1,213           4.2
    -200            21,451            4.8                (7,175)        (25.1)
    -300            10,109            2.3               (18,157)        (64.7)
    -400               401            0.1               (28,225)        (98.6)


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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB.

        Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, and U.S. Government agency securities. On a longer-term basis, the Company invests in various loans, mortgage-backed securities, and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At September 30, 2001, the total approved loan commitments outstanding (excluding undisbursed portions of loans in process) amounted to $25.0 million. At the same date, the unadvanced portion of loans in process approximated $6.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $101.3 million. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

        As of September 30, 2001, the Company had regulatory capital which was in excess of applicable limits.

REGULATORY AGREEMENTS

        For information concerning agreements that the Bank has previously entered into with its regulators, see "Item 1. Business-Regulation-The Bank-Regulatory Agreements."

IMPACT OF INFLATION AND CHANGING PRICES

        The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

        Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF PITTSBURGH FINANCIAL CORP.

                                                                         PAGE

        Report of Independent Auditors...................................  52
        Consolidated Statements of Financial Condition...................  53
        Consolidated Statements of Operations............................  54
        Consolidated Statements of Changes in Stockholders' Equity.......  55
        Consolidated Statements of Cash Flows............................  57
        Notes to Consolidated Financial Statements.......................  58

                           [ERNST & YOUNG LETTERHEAD]

                         Report of Independent Auditors

Stockholders and Board of Directors
Pittsburgh Financial Corp.


We have audited the accompanying consolidated statements of financial condition of Pittsburgh Financial Corp. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of Pittsburgh Financial Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pittsburgh Financial Corp. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.



                                                 /s/ Ernst & Young LLP




October 31, 2001

Pittsburgh Financial Corp. Consolidated Statements of Financial Condition


                                                                                  SEPTEMBER 30
                                                                              2001             2000
                                                                        ------------------------------
ASSETS
Cash                                                                    $   2,281,863    $   1,625,542
Interest-bearing deposits                                                  20,078,367        5,482,745
                                                                        ------------------------------
                                                                           22,360,230        7,108,287


Investment securities available for sale (cost of $89,416,499 in 2001
and $103,612,745 in 2000)                                                  90,889,499       99,175,745
Investment securities held to maturity                                     10,397,506               --
Loans receivable, net of allowance of $2,644,172 in 2001 and
$2,237,554 in 2000                                                        284,905,040      307,428,407
Accrued interest receivable                                                 2,725,445        2,828,129
Premises and equipment, net                                                 6,121,138        5,512,905
Goodwill                                                                      170,574          203,589
Federal Home Loan Bank stock--at cost                                       7,822,100       10,763,400
Deferred income taxes                                                         156,286        1,966,506
Foreclosed real estate                                                        699,723          643,751
Prepaid income taxes                                                           61,710        1,762,164
Other assets                                                                  759,661        1,026,133
                                                                        ------------------------------
Total assets                                                            $ 427,068,912    $ 438,419,016
                                                                        ==============================

LIABILITIES
Deposits                                                                $ 213,010,950    $ 205,680,077
Advances from Federal Home Loan Bank                                      156,315,730      176,216,730
Reverse repurchase agreements                                              20,000,000       20,000,000
Guaranteed preferred beneficial interests in subordinated debt             10,854,684       10,830,178
Advances by borrowers for taxes and insurance                               1,271,757        1,846,333
Other liabilities                                                           2,306,216        2,426,569
                                                                        ------------------------------
Total liabilities                                                         403,759,337      416,999,887

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
issued                                                                             --               --
Common stock $.01 par value, 10,000,000 shares authorized                      21,821           21,821
   (2,182,125 shares issued in 2001 and 2000)
Additional paid-in capital                                                 16,283,617       16,284,286
Treasury stock--at cost, 660,126 in 2001 and 484,619 shares in 2000        (8,934,977)      (6,874,791)
Unearned shares of ESOP                                                      (944,698)      (1,150,704)
Unearned shares of Recognition and Retention Plan                             (17,690)        (230,330)
Accumulated other comprehensive income (loss)                                 972,000       (2,928,000)
Retained earnings (substantially restricted)                               15,929,502       16,296,847
                                                                        ------------------------------
Total stockholders' equity                                                 23,309,575       21,419,129
                                                                        ------------------------------
Total liabilities and stockholders' equity                              $ 427,068,912    $ 438,419,016
                                                                        ==============================

See notes to consolidated financial statements.

Pittsburgh Financial Corp. Consolidated Statements of Operations

                                                                          YEAR ENDED SEPTEMBER 30
                                                                      2001           2000             1999
                                                                 --------------------------------------------
Interest income:
Loans                                                            $ 23,124,958    $ 23,342,660    $ 18,616,189
Investment securities:
  Taxable                                                           7,145,630       7,323,405       8,444,150
  Tax-exempt                                                               --         147,938         412,100
Interest-bearing deposits                                             262,635         160,985         186,730
                                                                 --------------------------------------------
Total interest income                                              30,533,223      30,974,988      27,659,169

Interest expense:
Deposits                                                           10,336,291       8,320,181       7,011,778
Advances from Federal Home Loan Bank and other borrowings          11,379,781      13,117,271      10,992,672
Guaranteed preferred beneficial interests in subordinated debt      1,008,906       1,008,906       1,012,264
                                                                 --------------------------------------------
Total interest expense                                             22,724,978      22,446,358      19,016,714
                                                                 --------------------------------------------
Net interest income                                                 7,808,245       8,528,630       8,642,455

Provision for loan losses                                             600,000         600,000         600,000
                                                                 --------------------------------------------
Net interest income after provision for loan losses                 7,208,245       7,928,630       8,042,455
Noninterest income:
Service charges and other fees                                        916,895         773,619         882,795
Loss on extinguishment of facility lease                                   --        (201,500)             --
Net gain on sale of fixed assets                                           --         549,609              --
Net gain (loss) on sale of loans                                       16,184         (18,375)             --
Loss on interest rate cap                                            (107,534)             --              --
Net loss on trading securities                                             --              --        (181,856)
Net (loss) gain on available for sale securities                      (81,302)       (171,539)        171,906
Other income                                                          263,287         189,179         132,417
                                                                 --------------------------------------------
Total noninterest income                                            1,007,530       1,120,993       1,005,262

Noninterest expense:
Compensation and employee benefits                                  3,799,217       3,634,426       3,319,882
Premises and occupancy costs                                        1,577,654         860,262         699,506
Amortization of goodwill                                               33,015          33,015          33,014
Federal insurance premium                                              85,511          51,484          92,798
Loss on sale of foreclosed real estate                                 78,621         193,620          16,238
Marketing                                                             268,826         476,279         207,051
Data processing costs                                                 491,671         338,908         307,693
Other expenses                                                      1,587,087       1,811,718       1,051,247
                                                                 --------------------------------------------
Total noninterest expense                                           7,921,602       7,399,712       5,727,429
                                                                 --------------------------------------------
Income before income taxes                                            294,173       1,649,911       3,320,288
Income taxes                                                           85,000         483,000       1,030,500
                                                                 --------------------------------------------
Net income                                                       $    209,173    $  1,166,911    $  2,289,788
                                                                 ============================================

Basic earnings per share                                         $        .14    $        .75    $       1.43
Diluted earnings per share                                       $        .14    $        .75    $       1.39
Dividends per share                                              $        .36    $        .36    $        .28
Dilutive average shares outstanding                                 1,499,937       1,555,207       1,644,699

See notes to consolidated financial statements.

Pittsburgh Financial Corp.

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 30, 2001, 2000, and 1999

                                                                   ADDITIONAL
                                   COMPREHENSIVE      COMMON        PAID-IN        TREASURY
                                      INCOME          STOCK         CAPITAL         STOCK
                                  -----------------------------------------------------------
September 30, 1998                                $     21,821   $ 16,308,564    $ (4,511,888)

Treasury stock purchased                                    --             --      (1,370,714)
ESOP shares released                                        --         37,311              --
Exercise of stock options                                   --        (34,687)        127,138
RRP amortization                                            --             --              --
Cash dividends declared  on
common stock of $.28 per share                              --             --              --

Change in unrealized gain on
investment securities available
for sale, net of taxes            $ (3,534,094)             --             --              --
   Less reclassification
      Adjustment for gains
      Included in net income          (171,906)             --             --              --
                                  ------------
Other comprehensive loss            (3,706,000)             --             --              --
Net Income                           2,289,788              --             --              --
                                  ------------
Comprehensive loss                $ (1,416,212)
                                  ============-----------------------------------------------

September 30, 1999                                $     21,821   $ 16,311,188    $ (5,755,444)
Treasury stock purchased                                    --             --      (1,119,347)
ESOP shares released                                        --        (26,902)             --
RRP amortization                                            --             --              --


Cash dividends declared  on
common stock of $.36 per share                              --             --              --

Change in unrealized loss on
investment securities available
for sale, net of taxes            $   (240,461)             --             --              --
   Less reclassification
      Adjustment for gains
      Included in net income          (171,539)             --             --              --
                                  ------------
Other comprehensive loss              (412,000)             --             --              --
Net Income                           1,166,911              --             --              --
                                  ------------
Comprehensive income              $    754,911
                                  ============-----------------------------------------------


                                                                   ACCUMULATED
                                    UNEARNED        UNEARNED          OTHER                         TOTAL
                                     SHARES          SHARES       COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                     OF ESOP         OF RRP           INCOME       EARNINGS         EQUITY
                                  ----------------------------------------------------------------------------
September 30, 1998                $ (1,514,220)   $   (655,610)   $  1,190,000    $ 13,960,778    $ 24,799,465

Treasury stock purchased                    --              --              --              --      (1,370,714)
ESOP shares released                   174,120              --              --              --         211,431
Exercise of stock options                   --              --              --              --          92,451
RRP amortization                            --         212,640              --              --         212,640
Cash dividends declared  on
common stock of $.28 per share              --              --              --        (502,927)       (502,927)

Change in unrealized gain on
investment securities available
for sale, net of taxes                      --              --              --              --              --
   Less reclassification
      Adjustment for gains
      Included in net income                --              --              --              --              --

Other comprehensive loss                    --              --      (3,706,000)             --      (3,706,000)
Net Income                                  --              --              --       2,289,788       2,289,788

Comprehensive loss
                                  ----------------------------------------------------------------------------

September 30, 1999                $ (1,340,100)   $   (442,970)   $ (2,516,000)   $ 15,747,639    $ 22,026,134
Treasury stock purchased                    --              --              --              --      (1,119,347)
ESOP shares released                   189,396              --              --              --         162,494
RRP amortization                            --         212,640              --              --         212,640

Cash dividends declared  on
common stock of $.36 per share              --              --              --        (617,703)       (617,703)

Change in unrealized loss on
investment securities available
for sale, net of taxes                      --              --              --              --              --
   Less reclassification
      Adjustment for gains
      Included in net income                --              --              --              --              --

Other comprehensive loss                    --              --        (412,000)             --        (412,000)
Net Income                                  --              --              --       1,166,911       1,166,911

Comprehensive income
                                  ----------------------------------------------------------------------------

Pittsburgh Financial Corp.

Consolidated Statements of Changes in Stockholders' Equity (continued)

Years ended September 30, 2001, 2000, and 1999


                                                                      ADDITIONAL
                                       COMPREHENSIVE      COMMON       PAID-IN        TREASURY
                                           INCOME         STOCK        CAPITAL          STOCK
                                      ------------------------------------------------------------

September 30, 2000                                    $     21,821   $ 16,284,286    $ (6,874,791)
Treasury stock purchased                                        --             --      (2,060,186)
ESOP shares released                                            --           (669)             --
RRP amortization                                                --             --              --
Cash dividends declared on common
stock of $.36 Per share                                         --             --              --

Change in unrealized gain on
investment securities available for
sale, net of taxes                    $  3,900,000              --             --              --

Less reclassification adjustment
for gains included in net income           (81,302)             --             --              --
                                      ------------
Other comprehensive income               3,818,698              --             --              --
Net income                            $    209,173              --             --              --
                                      ------------
Comprehensive income                  $  4,027,871
                                      ===========================================================
September 30, 2001                                    $     21,821   $ 16,283,617    $ (8,934,977)
                                                      ===========================================


                                                                       ACCUMULATED
                                        UNEARNED        UNEARNED          OTHER                          TOTAL
                                         SHARES          SHARES      COMPREHENSIVE     RETAINED       STOCKHOLDERS'
                                         OF ESOP         OF RRP          INCOME        EARNINGS          EQUITY
                                      ----------------------------------------------------------------------------

September 30, 2000                    $ (1,150,704)   $   (230,330)   $ (2,928,000)   $ 16,296,847    $ 21,419,129
Treasury stock purchased                        --              --              --              --      (2,060,186)
ESOP shares released                       206,006              --              --              --         205,337
RRP amortization                                --         212,640              --              --         212,640
Cash dividends declared on common
stock of $.36 Per share                         --              --              --        (576,518)      (576,5183)

Change in unrealized gain on
investment securities available for
sale, net of taxes                              --              --       3,900,000              --       3,900,000

Less reclassification adjustment
for gains included in net income                --              --              --              --              --

Other comprehensive income                      --              --              --              --              --
Net income                                      --              --              --         209,173         209,173

Comprehensive income
                                      ============================================================================

September 30, 2001                    $   (944,698)   $    (17,690)   $    972,000    $ 15,929,502    $ 23,309,575
                                      ============================================================================


See notes to consolidated financial statements.

Pittsburgh Financial Corp. Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED SEPTEMBER 30
                                                                             2001             2000             1999
                                                                   --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $     209,173    $   1,166,911    $   2,289,788
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and goodwill amortization                                      619,002          477,661          354,339
Amortization and accretion of premiums and discounts on assets
   and deferred loan fees                                                   657,888          895,244          196,021
Amortization of RRP and release of ESOP shares                              417,977          375,134          424,071
Provision for loan losses                                                   600,000          600,000          600,000
Gain on sale of fixed assets                                                     --         (549,609)              --
(Gain) loss on sale of loans                                                (16,184)          18,375               --
Sale of equity securities, trading                                               --               --        1,233,435
Current and deferred tax provision (benefit)                              3,510,674          (70,964)         447,907
Other, net                                                                 (301,267)        (766,249)      (2,931,093)
                                                                   --------------------------------------------------
Net cash provided by operating activities                                 5,697,263        2,146,503        2,614,468

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                       (43,728,095)     (83,755,828)    (117,917,426)
Loan principal repayments                                                71,584,248       50,670,944       69,428,681
Net REO activity                                                            (55,972)       1,312,989         (682,812)
Purchase of loans                                                          (777,929)              --               --
Proceeds from loan sales                                                  6,205,816        8,891,906               --
Purchases of:
  Available-for-sale securities                                         (32,386,293)     (17,133,427)     (31,274,425)
Proceeds from sales, maturities and principal repayments of:
  Available-for-sale securities                                          27,123,956       19,366,332       27,711,786
  Held-to-maturity securities                                                    --               --       10,000,000
Purchases of land, premises and equipment                                (1,478,419)      (2,226,188)      (1,592,257)
Proceeds from disposition of building                                            --        1,404,743               --
Other, net                                                               (1,725,801)        (519,221)          56,500
                                                                   --------------------------------------------------
Net cash provided/(used) by investing activities                         24,761,511      (21,987,750)     (44,269,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market deposit              9,324,660        4,480,813        9,160,261
accounts
Net (decrease) increase in certificates of deposit                       (1,993,787)      31,736,672        6,319,332
(Decrease)/increase in advances from the Federal Home Loan Bank         (19,901,000)      (7,850,000)      28,800,000
Decrease in Reverse Repurchase Agreements                                        --       (5,000,000)              --
Cash dividends paid to stockholders                                        (576,518)        (617,703)        (502,927)
Purchase of treasury stock                                               (2,060,186)      (1,119,347)      (1,278,263)
                                                                   --------------------------------------------------
Net cash (used)/provided in financing activities                        (15,206,831)      21,630,435       42,498,403
                                                                   --------------------------------------------------

Net increase in cash and cash equivalents                                15,251,943        1,789,188          842,918
Cash and cash equivalents at beginning of year                            7,108,287        5,319,099        4,476,181
                                                                   --------------------------------------------------
Cash and cash equivalents at end of year                              $  22,360,230    $   7,108,287    $   5,319,099
                                                                   ==================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                $  22,899,814    $  22,314,730    $  18,272,020

(Refund) income taxes                                                    (1,254,082)       1,073,185        2,220,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed mortgage loans transferred to real estate owned            $     431,276    $     983,013    $   1,732,496

See notes to consolidated financial statements

Pittsburgh Financial Corp.

Notes to Consolidated Financial Statements

September 30, 2001


1. BASIS OF PRESENTATION AND ORGANIZATION

The consolidated financial statements include the accounts of Pittsburgh Financial Corp. (the Company) and its wholly owned subsidiaries, Pittsburgh Savings Bank (d/b/a BankPittsburgh) (the Bank) and Pittsburgh Home Capital Trust I (the "Trust"). FraMal Holdings Corporation is a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank is a state-chartered stock savings bank headquartered in Pittsburgh, Pennsylvania, and conducts business from nine offices in Allegheny and Butler counties. The Bank is primarily engaged in attracting retail deposits from the general public and using such deposits to originate loans. The Company and Bank are subject to the regulations of certain federal and state agencies and periodic examinations by certain regulatory authorities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from those estimates.

CASH AND NONINTEREST-EARNING DEPOSITS

The Bank is required by the Federal Reserve Bank to maintain cash and reserve balances. The reserve calculation is 0% of the first $5.5 million of checking deposits, 3% of the next $37.3 million of checking deposits and 10% of total checking deposits over $44.3 million. These required reserves, net of allowable credits, amounted to $874,000 at September 30, 2001.

INVESTMENT SECURITIES

Investment securities available for sale are carried at fair value based upon quoted market prices. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs will be included in earnings as realized losses.

Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity securities below their amortized cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs will be included in earnings as realized losses.

Trading securities, comprised primarily of bank and thrift equities held principally for resale in the near term, are classified as trading account securities and recorded at their fair values based on quoted market prices, with the unrealized gains and losses recorded in the Statement of Operations. The Company did not recognize any unrealized gains and losses on trading account securities during the period.

LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

Loans are reported at their outstanding principal adjusted for any chargeoffs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination and commitment fees and certain direct origination costs have been deferred over the estimated lives of related loans and recognized as an adjustment of the yield of the related loan, for anticipated loan prepayments.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes more than 90 days past due. A reserve for the loss of accrued but uncollected interest is established at the time the interest accrual is discontinued. Interest ultimately collected is credited to income in the period of recovery.

Impaired loans consist of nonhomogeneous loans in which management has determined, based on the evaluation of current information and events, that it is probable that the Bank will not be able to collect all of the amounts due on these loans in accordance with the contractual terms of the loan agreements. Nonaccrual, substandard and doubtful commercial and other real estate loans are evaluated for impairment and have been included in management's assessment of the adequacy of the allowance.

The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.


FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are recorded at the lower of the carrying amount of the loan or fair value of the property less cost to sell. After foreclosure, valuations are periodically performed by management and a valuation allowance is established for any declines in the fair value less cost to sell below the property's carrying amount. Revenues and expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized.

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on the straight-line method with asset lives ranging from three to thirty years. Maintenance and repairs are charged to expense as incurred.

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits with contractual maturities of 90 days or less.

EARNINGS PER SHARE

In accordance with Financial Accounting Standard ("FAS") No. 128, basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. As discussed in Note 10, the Company accounts for shares acquired by its ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                     2001         2000         1999
                                                                --------------------------------------
Numerator for basic and diluted earnings per share--net income    $  209,173   $1,166,911   $2,289,788
Denominator:
  Denominator for basic earnings per share--weighted average
     shares                                                        1,490,407    1,552,541    1,602,554
  Effect of dilutive securities:
     Employee stock options                                            9,530        2,666       22,975
     Unvested Management Recognition Plan Stock                           --           --       19,170
                                                                --------------------------------------
  Dilutive potential common shares                                     9,530        2,666       42,145
                                                                --------------------------------------
  Denominator for diluted earnings per share--adjusted weighted
     average shares and assumed conversions                        1,499,937    1,555,207    1,644,699
                                                                ======================================
  Basic earnings per share                                        $      .14   $      .75   $     1.43
                                                                ======================================
  Diluted earnings per share                                      $      .14   $      .75   $     1.39
                                                                ======================================



TREASURY STOCK

The acquisition of treasury stock is recorded under the cost method. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to additional paid-in capital.

STOCK OPTIONS

FAS No. 123 defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for its plans as prescribed in Accounting Principles Board Opinion (Opinion) No. 25, "Accounting for Stock Issued to Employees." Since the Company has elected to use the accounting in Opinion No. 25, pro forma disclosures of net income and earnings per share are made as if the fair value method of accounting, as defined by FAS No. 123 had been applied (see Note 10).

GOODWILL AMORTIZATION

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The impact of adoption is not expected to materially affect the Company's financial condition or results of operations. Amortization of goodwill related to a branch acquisition is computed using the straight-line method over ten years.


INTEREST RATE CAP AGREEMENT

On October 1, 2000, the Company adopted FAS No. 133, which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Upon adoption, the cumulative transition adjustment was approximately $75,000.

The Company enters into interest rate caps as a means of hedging interest rate risk on floating rate liabilities. The costs of cap transactions are deferred and amortized over the contract period. The amortized costs of cap transactions are included in interest expense on advances and other borrowings.

COMPREHENSIVE INCOME

FAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. FAS No. 130 requires unrealized gains or losses on the Company's securities, which are reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income (loss) was $4,027,871, $754,911, and ($1,416,212) for the years ended September 30, 2001, 2000, and 1999, respectively.

BUSINESS SEGMENTS

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company views itself as one segment of business which is community banking. As such, financial information for this segment does not differ materially from the information provided in the consolidated financial statements.


RECLASSIFICATIONS

Certain reclassifications have been made in prior year financial statements to conform to current presentation.


3. INVESTMENT SECURITIES

Securities classified by type at September 30, 2001 and 2000 are summarized below by scheduled maturity.

                                                            AVAILABLE FOR SALE
                                            -----------------------------------------------------
                                                             SEPTEMBER 30, 2001
                                            -----------------------------------------------------
                                              AMORTIZED     UNREALIZED   UNREALIZED      FAIR
                                                COST           GAINS       LOSSES        VALUE
                                            -----------------------------------------------------
U.S. Government and agency obligations due:
Within one year                             $ 4,503,605   $    94,215  $         --   $ 4,597,820
Beyond 12 months but within 5 years           6,903,993       457,006            --     7,360,999
Beyond 5 years but within 10 years            1,488,221        51,779            --     1,540,000
Beyond 10 years                                      --            --            --            --
                                            -----------------------------------------------------
                                             12,895,819       603,000            --    13,498,819
Mortgage-backed securities:
Government National Mortgage Association:
Beyond 12 months but within 5 years              67,758         4,000            --        71,758
Beyond 5 years but within 10 years              520,055        24,000            --       544,055
Beyond 10 years                              24,795,579       615,000            --    25,410,579
Federal National Mortgage Association:
Beyond 12 months but within 5 years                  --            --            --            --
Beyond 10 years                              21,123,822       368,000            --    21,491,822
Federal Home Loan Mortgage Corporation:
Within 12 months                                     --            --            --            --
Beyond 12 months but within 5 years                  --            --            --            --
Beyond 5 years but within 10 years                   --            --            --            --
Beyond 10 years                              13,811,009       200,000            --    14,011,009
Collateralized Mortgage Obligations:
Beyond 12 months but within 5 years           2,009,318        32,000            --     2,041,318
Beyond 5 years but within 10 years              584,277         9,000            --       593,277
Beyond 10 years                               8,997,331       124,000         1,000     9,120,331
                                            -----------------------------------------------------
                                             71,909,149     1,376,000         1,000    73,284,149
     Trust Preferred Securities
Beyond 10 years                               4,611,531            --       505,000     4,106,531
                                            -----------------------------------------------------
Total available-for-sale securities         $89,416,499   $ 1,979,000   $   506,000   $90,889,499
                                            =====================================================

                                                              HELD TO MATURITY
                                            -----------------------------------------------------
                                                             SEPTEMBER 30, 2001
                                            -----------------------------------------------------
                                             AMORTIZED     UNREALIZED   UNREALIZED      FAIR
                                               COST           GAINS       LOSSES        VALUE
                                            -----------------------------------------------------
     Trust Preferred Securities
Beyond 10 years                             $10,397,506    $       --   $   126,318   $10,271,188
                                            =====================================================

                                                             AVAILABLE FOR SALE
                                           -------------------------------------------------------
                                                             SEPTEMBER 30, 2000
                                           -------------------------------------------------------
                                            AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                              COST           GAINS          LOSSES       VALUE
                                           -------------------------------------------------------
U.S. Government and agency obligations due:
Within one year                            $  3,490,090   $     3,061   $       962   $ 3,492,189
Beyond 12 months but within 5 years          12,671,350        49,174        15,280    12,705,244
Beyond 5 years but within 10 years            3,465,784            --       141,999     3,323,785
Beyond 10 years                               6,462,517            --       283,337     6,179,180
                                           -------------------------------------------------------
                                             26,089,741        52,235       441,578    25,700,398
Mortgage-backed securities:
Government National Mortgage Association:
Beyond 12 months but within 5 years                  --            --            --            --
Beyond 5 years but within 10 years              214,317         2,789            --       217,106
Beyond 10 years                              40,802,200         4,226     1,316,686    39,489,740
Federal National Mortgage Association:
Beyond 12 months but within 5 years                  --            --            --            --
Beyond 10 years                              11,255,137         5,429       285,984    10,974,582
Federal Home Loan Mortgage Corporation:
Within 12 months                                     --            --            --            --
Beyond 12 months but within 5 years                  --            --            --            --
Beyond 5 years but within 10 years                   --            --            --            --
Beyond 10 years                               5,311,236            --       219,724     5,091,512
Collateralized Mortgage Obligations:
Beyond 10 years                               4,593,950            --        86,273     4,507,677
                                           -------------------------------------------------------
                                             62,176,840        12,444     1,908,667    60,280,617
     Trust Preferred Securities
Beyond 10 years                              15,346,164            --     2,151,434    13,194,730
                                           -------------------------------------------------------
Total available-for-sale securities        $103,612,745   $    64,679   $ 4,501,679   $99,175,745
                                           =======================================================




U.S. Government obligations carried at approximately $6.5 million at September 30, 2001 were pledged to secure public deposits and for other purposes required or permitted by law.

The Company transferred $10.4 million of its trust preferred securities to held-to-maturity from available-for-sale during the year ended September 30, 2001. The fair value of the securities transferred approximated their carrying value.

Gross realized gains and gross realized losses on sales of available for sale securities were $69,377 and $150,679, respectively in 2001; $43,882 and $215,421 respectively, in 2000 and $209,019 and $37,113 respectively, in 1999.

Trading securities realized losses of $181,856 were included in earnings for the year ended September 30, 1999.

Interest rate cap agreements are instruments used by the Company in hedging certain short-term liabilities. An interest rate cap is an agreement whereby the seller of the cap contractually agrees to pay the buyer the difference between the actual interest rate and the strike rate per the cap contract (if the actual rate is higher than the strike rate). At September 30, 2001, the Company had notional balances of interest rate cap agreements totaling $25 million. The Bank would receive variable interest payments based on the spread between the variable three-month LIBOR rate and the strike price of the caps if the variable three-month LIBOR rate is higher than the strike rate. The strike price of the agreement held by the Bank at September 30, 2001 was 7%. Unamortized costs at September 30, 2001 were $799 and were included in other assets. The agreement has an expiration date of March 6, 2003.



4. LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2001 and 2000 are summarized below:

                                                          2001             2000
                                                    -------------------------------
First mortgage loans:
 1-4 family residential permanent                    $ 204,432,513    $ 241,069,737
 1-4 family residential construction                     4,808,184        8,810,462
 Mortgage loans - residential construction builder      12,720,373       15,322,026
 Mortgage loans - commercial                            30,261,890       20,418,077
 Mortgage loans - commercial construction               14,282,253       10,839,388
Loans in process                                        (6,891,593)     (13,221,686)
Deferred loan costs                                        450,508          520,946
Unamortized premium                                         60,120           50,690
                                                    -------------------------------
Total first mortgage loans                             260,124,248      283,809,640

Home equity loans and lines                             20,838,678       21,508,266
Other loans                                              6,586,286        4,348,055
Allowance for loan losses                               (2,644,172)      (2,237,554)
                                                    -------------------------------
                                                     $ 284,905,040    $ 307,428,407
                                                    ===============================


Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                   2001           2000           1999
                             -------------------------------------------

Balance at beginning of year   $ 2,237,554    $ 1,956,744    $ 1,737,973
Provision                          600,000        600,000        600,000
Chargeoffs                        (235,732)      (323,030)      (399,036)
Recoveries                          42,350          3,840         17,807
                             -------------------------------------------
Net chargeoffs                    (193,382)      (319,190)      (381,229)
                             -------------------------------------------
Balance at end of year         $ 2,644,172    $ 2,237,554    $ 1,956,744
                             ===========================================

Real estate loans in arrears three months or more or in process of foreclosure at September 30, 2001 and 2000 were as follows:

                     NUMBER                             % OF REAL
                     OF LOANS          AMOUNT           ESTATE LOANS
                     -------------------------------------------------

2001                 30               $1,946,798          .80%
2000                 34               $1,912,669          .70%


The Bank had outstanding loan origination commitments of $31,866,052 and $21,784,500 including $6,020,677 and $7,725,812 available on lines of credit, at September 30, 2001 and 2000, respectively. There were no loans committed to be sold at September 30, 2001 and 2000.

The Bank utilizes established loan underwriting procedures which generally require the taking of collateral to secure loans and does not believe it has a significant concentration of credit risk to any one borrower but does estimate that essentially all of its loans are located within and around Allegheny and Butler counties and surrounding counties in Pennsylvania.

5. PREMISES AND EQUIPMENT

Premises and equipment and the related accumulated depreciation at September 30, 2001 and 2000 consist of the following:

                                                2001              2000
                                            ------------------------------

Land                                        $   899,365       $   899,365
Buildings and improvements                    4,324,448         4,069,037
Furniture and equipment                       3,418,287         2,649,519
Construction in progress                        186,636            16,595
                                            ------------------------------
                                              8,828,736         7,634,516
Less accumulated depreciation                (2,707,598)       (2,121,611)
                                            ------------------------------
                                            $ 6,121,138       $ 5,512,905
                                            ==============================


Depreciation expense was $585,987, $444,647, and $321,325 for the years ended September 30, 2001, 2000, and 1999, respectively.

The Bank leases office space under noncancelable operating leases. Future minimum lease commitments under these operating lease agreements are as follows:

YEAR ENDING SEPTEMBER 30

2002                                     $  766,600
2003                                        742,600
2004                                        742,600
2005                                        742,600
2006                                        641,198
2007 and thereafter                       5,321,790
                                        -----------
Total minimum payments                   $8,957,388
                                        ===========


Total rental expense for these leases charged to earnings was $736,952, $143,292, and $122,115, for the years ended September 30, 2001, 2000, and 1999, respectively.


6. DEPOSITS

Deposits at September 30, 2001 and 2000 are summarized as follows:

                                            2001                 2000
                                    ---------------------------------

Non interest-bearing demand         $  8,464,509         $  7,026,264
Interest-bearing demand               15,611,229           14,337,698
Savings deposits                      25,435,988           26,098,518
Variable money market                 16,066,879            8,791,466
Certificate of deposit               147,432,345          149,426,131
                                    ---------------------------------

                                    ---------------------------------
Total deposits                      $213,010,950         $205,680,077
                                    =================================



Individual retirement accounts totaled $16,496,749 and $15,562,083 at September 30, 2001 and 2000, respectively.

Accrued interest payable on deposits included in other liabilities was $436,661 and $485,725 at September 30, 2001 and 2000, respectively.

The contractual maturity of certificate accounts are as follows:

                                                      SEPTEMBER 30
                                                  2001             2000
                                             ------------------------------

2002                                         $101,279,177      $ 56,040,892
2003                                           25,813,141        64,943,636
2004                                            7,874,982        20,815,990
2005                                            1,925,031         4,371,897
2006 and thereafter                            10,540,014         3,253,716
                                             ------------------------------
                                             $147,432,345      $149,426,131
                                             ==============================


Certificate accounts of $100,000 or more at September 30, 2001 and 2000 were $42,732,466 and $47,144,404, respectively.

The Bank issued $17,486,000 in wholesale certificates of deposit with original maturities of between eighteen months and seven years at a weighted average cost of 6.55%. These certificates are included in the deposit totals reflected in the table above.

The following schedule sets forth interest expense by fiscal year by type of deposit:

                                            2001             2000             1999
                                       ----------------------------------------------

Checking and money market accounts      $   658,935      $   508,277      $   317,751
Passbook accounts                           585,029          663,671          657,330
Certificates                              9,092,326        7,148,233        6,036,697
                                       ----------------------------------------------
                                        $10,336,291      $ 8,320,181      $ 7,011,778
                                       ==============================================

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank (FHLB) System. As a member, the Bank has the ability to borrow "advances" which are collateralized by certain mortgages and investment securities. The Bank is also required to maintain an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh in an amount not less than 1% of its outstanding residential loans or 5% of its outstanding advances (whichever is greater), if any, payable to the Federal Home Loan Bank of Pittsburgh as calculated at December 31 of each year.

Advances from the FHLB consist of the following:

                                         SEPTEMBER 30, 2001                     SEPTEMBER 30, 2000
                                         -----------------------------------------------------------------------------
                                           WEIGHTED                                WEIGHTED
                                         AVERAGE RATE                             AVERAGE RATE
STATED MATURITY                                                     AMOUNT                              AMOUNT
----------------------------------------------------------------------------------------------------------------------

Less than 12 months                             5.61%            $  11,750,000         6.70%            $  35,401,000
One to two years                                6.26%               24,500,000         7.07%               11,750,000
Two to three years                              5.03%                2,000,000         6.34%               23,500,000
Three to four years                             6.14%               20,500,000            -                         -
Thereafter                                      6.15%               97,565,730         6.20%              105,565,730
                                         -----------------------------------------------------------------------------
                                                6.12%            $ 156,315,730         6.38%            $ 176,216,730
                                         =============================================================================


Approximately $130,500,000 of the outstanding FHLB advances are adjustable rate notes with a weighted average yield of 6.08% at September 30, 2001. Advances from the Federal Home Loan Bank of Pittsburgh are secured by the Bank's stock in the Federal Home Loan Bank of Pittsburgh, qualifying residential mortgage loans, U.S. Government securities, U.S. agency securities, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC, and FNMA to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at September 30, 2001 is $92,288,270. The advances are subject to restrictions or penalties in the event of prepayment.

REVERSE REPURCHASE AGREEMENTS

The Bank enters into sales of securities under agreements to repurchase. These transactions are reflected as a liability on the accompanying Consolidated Statements of Financial Condition. The dollar amount of securities underlying the agreements remains in the asset account, although the securities underlying the agreements are delivered to primary dealers who manage the transactions. All of the agreements were to repurchase identical securities.

At September 30, 2001, reverse repurchase agreements outstanding amounted to $20 million with a weighted average rate of 5.51% and a maturity date of May 8, 2008. Within one year, $20 million of reverse repurchase agreements may be called. Securities underlying these reverse repurchase agreements consisted of mortgage-backed securities and U. S. Agencies with carrying values of $23.3 million (market value of $22.9 million) at September 30, 2001. The maximum amounts of outstanding reverse repurchase agreements during the year ended September 30, 2001 were $20 million.

8. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBT

On January 30, 1998, the Company issued, through a wholly owned subsidiary, Pittsburgh Home Capital Trust I (the Trust) 8.56% Cumulative Trust Preferred Securities (Preferred Securities) and received proceeds of $10,764,829 (net of $735,171 of offering costs). The Preferred Securities have an aggregate liquidation amount of $11,500,000, which are redeemable at the option of the Company on or after January 30, 2028 or upon occurrence of certain regulatory events. Holders of Preferred Securities are entitled to receive cumulative cash distributions, at the annual rate of 8.56% of the liquidation amount of $10 per Preferred Security, accruing from the date of original issuance and payable quarterly in arrears. The Company has guaranteed the payment of distributions and payments on liquidation of redemption of the Preferred Securities, but only in each case to the extent of funds held by the Trust.

The Preferred Securities represent preferred undivided beneficial interests in the assets of the Trust, which consist solely of 8.56% Subordinated Debentures (the Subordinated Debentures) issued by the Company to the Trust. The Subordinated Debentures bear interest at 8.56%, payable quarterly. The Subordinated Debentures are unsecured and are effectively subordinated to all existing and future liabilities of the Company. The Company has the right, at any time, so long as no event of default has occurred, to defer payments of interest on the Subordinated Debentures for a period not to exceed 20 consecutive quarters. Exercise of this right by the Company will result in the deferral of quarterly payments on the Preferred Securities; however, interest will continue to accrue on the Subordinated Debentures and unpaid dividends accumulate on the Preferred Securities. The proceeds from the Preferred Securities qualify as Tier I capital with respect to the Company under risk-based capital guidelines established by the Federal Reserve. Federal Reserve guidelines for calculation of Tier I capital limit the amount of cumulative preferred stock which can be included in Tier I capital to 25% of total Tier I capital.

In October 2001 the Company repurchased on the open market 100,000 shares of the Pittsburgh Home Capital Trust I Cumulative Trust Preferred securities, representing 8.7% of the shares outstanding at an average cost of $9.43 per share.

9. INCOME TAXES

Income tax expense in the consolidated statements of income for the years ended September 30, 2001, 2000, and 1999, respectively, includes the following components:

                              2001                 2000                 1999
                         -----------------------------------------------------
Federal:
Current                  $   264,507          $   332,398          $   236,965
Deferred                    (199,507)             (70,694)             447,907
State:
Current                       20,000              221,296              345,628
                         -----------------------------------------------------
                         $    85,000          $   483,000          $ 1,030,500
                         =====================================================


A reconciliation from the expected federal statutory income tax provision to the effective tax provision expressed as a percentage of pretax income is as follows:

                                                            PERCENTAGE OF PRETAX INCOME
                                                           ------------------------------
                                                              YEAR ENDED SEPTEMBER 30
                                                            2001        2000        1999
                                                           ------------------------------

Expected federal tax rate                                   34.0%       34.0%       34.0%
State income taxes, net of federal income tax effect         4.5         8.9         6.9
Tax-exempt interest income                                    --        (3.1)       (3.5)
Other, net                                                  (9.6)      (10.5)       (6.4)
                                                           ------------------------------
Actual effective tax rate                                   28.9%       29.3%       31.0%
                                                           ==============================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred federal income tax assets and liabilities as of September 30, 2001 and 2000 are as follows:

                                                        2001            2000
                                                    ---------------------------

Deferred federal income tax assets:
Allowance for loan losses                            $  861,221      $  757,434
Unrealized loss on securities available for sale             --       1,509,000
Other                                                   248,486         117,826
                                                    ---------------------------
Total deferred federal income tax assets              1,109,707       2,384,260

Deferred federal income tax liabilities:
Tax-based bad debt reserve in excess of base year        75,069          92,451
Unrealized gain on securities available for sale        500,727              --
Deferred loan fees                                      153,173         177,122
Points and odd days deferral                             87,625          80,847
Other                                                   136,827          67,335
                                                    ---------------------------
Total deferred federal income tax liabilities           953,421         417,755
                                                    ---------------------------
Net deferred federal income tax assets               $  156,286      $1,966,506
                                                    ===========================


Retained earnings at September 30, 2000 include financial statement tax bad debt reserves of $3,166,000. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminated the special bad debt deduction previously granted solely to thrifts. This results in the recapture of past taxes for permanent deductions arising from the "applicable excess reserve," which is the total amount of the Bank's reserve over its base year reserve as of September 30, 1987. The recapture tax is to be paid in six equal annual installments beginning after September 30, 1996. However, deferral of these payments is permitted for up to two years, as a result of the Bank satisfying a specified mortgage origination test for 1997 and 1998. At September 30, 2001, the Bank had $221,000 in excess of the base year reserves, and subject to prevailing corporate tax rates, the Bank will owe $75,069 in federal taxes, which is reflected as a deferred tax liability. No provision is required to be made for the $2,894,000 of base year reserves.

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax which is calculated at 11.5% of earnings based on generally accepted accounting principles with certain adjustments.

10. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has an ESOP for the benefit of employees who meet eligibility requirements which include having completed one year of service with the Bank and having attained age 21. The ESOP Trust purchased 174,570 shares of common stock in connection with the Company's initial public offering with the proceeds from a loan from the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make required loan payments to the Company.

The ESOP note bears a fixed rate of interest equal to 8.5%, with equal payments of interest and principal payable quarterly over ten years. The loan is secured by the shares of stock purchased.

The Company accounts for its ESOP in accordance with Statement of Position 93-6. As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral are reported as deferred ESOP shares in the statement of financial condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt.

The Company petitioned the Internal Revenue Service in a private letter ruling request to treat the return of capital distribution to the ESOP's unallocated shares as being attributable to the proceeds of the original loan from the Company to the ESOP since it represents the diminution in value of those shares. As such, the Company used the return of capital distribution on the unallocated shares held by the ESOP to acquire 20,848 shares of the Company's stock on the open market.

Compensation expense for the ESOP was $205,337, $162,494, and $211,431, for the years ended September 30, 2001, 2000, and 1999 respectively. The total shares allocated to participants in the ESOP were 89,044 and 70,392 at September 30, 2001 and 2000, respectively.

THE FOLLOWING SUMMARIZES THE STATUS OF THE ESOP SHARES AT SEPTEMBER 30:

                                                          2001             2000              1999
                                                    ------------------------------------------------

Beginning balance of unreleased ESOP shares              125,026          142,174           157,938
Additional shares purchased                                   --               --                --
Shares released for allocation                           (18,652)         (17,148)          (15,764)
                                                    ------------------------------------------------
Ending balance of unreleased ESOP shares                 106,374          125,026           142,174
                                                    ================================================

Fair value of unreleased shares at September 30      $ 1,249,895      $ 1,125,234       $ 1,723,860
                                                    ================================================

STOCK OPTION PLAN

The Company has Stock Option Plans that are designed to provide directors, officers, and key employees with a proprietary interest in the Company as an incentive to contribute to its success. All options granted to participants under the plans become vested and exercisable at the rate of 20% per year on each annual anniversary date. The Company's 1996 Plan was adopted in October 1996 and had a total of 218,212 shares of common stock reserved for issuance pursuant to the plan. The Company's 2000 Plan was adopted in January, 2000 and had a total of 88,365 shares of common stock reserved for issuance. As of September 30, 2001, there were 72,735 options remaining to be awarded under the plans.

The grant price of all options is equal to the fair market value of the Company's common stock at the grant date. The following table summarizes the changes in stock options outstanding at, and during, the two year period ended September 30, 2001:

                                                                                                                            WEIGHTED
                                                                                                                            AVERAGE
                                                                                                                            EXERCISE
Exercise price per share $7.500   $ 9.000   $ 10.375    $ 11.38   $11.75   $13.625   $13.75   $14.625   $ 18.50     TOTAL   PRICE
                         ===========================================================================================================
Outstanding at
   October 1, 1999           --        --    135,573         --    7,000    17,456    4,950    24,701    19,000   208,680   $12.016
     Granted                 --    23,000         --         --       --        --       --        --        --    23,000     9.000
     Exercised               --        --         --         --       --        --       --        --        --        --        --
     Forfeited               --        --         --         --       --        --       --        --        --        --        --
                         -----------------------------------------------------------------------------------------------------------
Outstanding at
   September 30, 2000        --    23,000    135,573         --    7,000    17,456    4,950    24,701    19,000   231,680   $11.716
     Granted             25,000        --         --     13,000       --        --       --        --        --    38,000     8.827
     Exercised               --        --         --         --       --        --       --        --        --        --        --
     Forfeited           (3,000)   (3,000)   (24,838)        --       --        --       --    (3,000)   (2,000)  (35,838)   10.828
                         -----------------------------------------------------------------------------------------------------------
Outstanding at
   September 30, 2001    22,000    20,000    110,735     13,000    7,000    17,456    4,950    21,701    17,000   233,842   $11.383
                         ===========================================================================================================
Exercisable at
   September 30, 2001        --     4,000     88,588         --    5,600    13,965    3,960     8,680    10,200   134,993   $11.714
                         ===========================================================================================================


The Company accounts for stock options in accordance with Opinion No. 25. The following pro forma information regarding net income and earnings per share assumes the adoption of the expense recognition provision of Statement No. 123. The estimated fair value of the options is amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0% and a dividend yield of 1.3%; volatility factors of the expected market price of the Company's common stock of
 .203 and a weighted average expected life of seven years.

                                                          2001              2000             1999
                                                       --------------------------------------------

Net income before stock options                         $209,173        $1,166,911       $2,289,788
Compensation expense (tax effected) from options          50,257           120,716          114,893
                                                       --------------------------------------------
Pro forma net income                                    $158,916        $1,046,195       $2,174,895
                                                       ============================================
Pro forma dilutive earnings per share                       $.11              $.67            $1.32
                                                       ============================================


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

RECOGNITION AND RETENTION PLAN AND TRUST

At a special meeting of the stockholders held on October 15, 1996, the stockholders of the Company approved and established a Recognition and Retention Plan and Trust, the objective of which is to retain qualified personnel in key positions of the Company. Directors, officers, and key employees will be eligible to receive benefits under the plan. During the year ended September 30, 1997, the Company contributed $1,063,170 to the trust to purchase 87,285 shares of common stock in connection with the Company's public offering necessary to establish the plan. Shares awarded under the Recognition and Retention Plan
(RRP) shall become vested and exercisable at the rate of 20% per year over five years on each annual anniversary date. The Company is amortizing the prepaid compensation and recording additions to stockholders' equity as the shares vest. Compensation expense attributable to the plan amounted to $212,640 in 2001, 2000 and 1999.

THRIFT PLAN

Effective October 1, 1995, the Bank provided eligible employees participation in a 401(k) contributory defined contribution plan. The Bank matches 50% of an employee's contribution up to 6% of an employee's compensation. The Bank contributed $50,563, $46,156, and $38,741, to the 401(k) for the years ended September 30, 2001, 2000, and 1999, respectively.

PENSION PLAN

The Bank participates in a retirement plan which covers all eligible employees through the Financial Institution Retirement Fund, a member of the Pentegra Group, which is a multiemployer defined benefit plan. The fund does not compute and provide separate actuarial valuations or segregation of plan assets by employer. The actuarial cost method used for funding the plan is the projected benefit method. Pension expense was approximately $55,000 for the period ended September 30, 2001.

11. STOCKHOLDERS' EQUITY

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital:

                                                        SEPTEMBER 30, 2001                  SEPTEMBER 30, 2000
                                           ----------------------------------------------------------------------
                                           TIER I       TIER I      TOTAL        TIER I     TIER I      TOTAL
                                           LEVERAGE     RISK-BASED  RISK-BASED   LEVERAGE   RISK-BASED  RISK-BASED
                                           CAPITAL      CAPITAL     CAPITAL      CAPITAL    CAPITAL     CAPITAL
                                           ----------------------------------------------------------------------
                                                                  (Dollars in thousands)
Equity capital(1)                           $ 32,204    $ 32,204    $ 32,204    $ 32,782    $ 32,782    $ 32,782
Plus general valuation allowances(2)              --          --       2,644          --          --       2,238
                                           ----------------------------------------------------------------------
Total regulatory capital                      32,204      32,204      34,848      32,782      32,782      35,020
Minimum required capital                      16,581       8,924      17,847      17,890       9,060      18,119
                                           ----------------------------------------------------------------------
Excess regulatory capital                     15,623      23,280      17,001      14,892      23,722      16,901
                                           ======================================================================
Adjusted total assets                       $414,523    $223,088    $223,088    $447,244    $226,490    $226,490
                                           ======================================================================

Regulatory capital as a percentage              7.77%      14.44%      15.62%       7.33%      14.47%      15.46%
Minimum capital required as a percentage        4.00        4.00        8.00        4.00        4.00        8.00
                                           ----------------------------------------------------------------------
Excess regulatory capital as a percentage       3.77%      10.44%       7.62%       3.33%      10.47%       7.46%
                                           ======================================================================
Well-capitalized requirement                    5.00%       6.00%      10.00%       5.00%       6.00%      10.00%
                                           ======================================================================

(1) Represents equity capital of the Bank as reported to the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

(2) Limited to 1.25% of risk-adjusted total assets.

The Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital.

In connection with the Bank's stock conversion, the Bank segregated and restricted $11,167,000 of retained earnings, the amount of its regulatory capital at that date, in a liquidation account for the benefit of eligible savings account holders who continue to maintain their accounts at the Bank after conversion. In the event of a complete liquidation of the Bank subsequent to conversion, each eligible account holder will be entitled to receive a distribution from the liquidation account in the amount proportionate to the current adjusted balances of all qualifying deposits then held before any liquidation distribution may be made with respect to the stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of such capital.

Subsequent to the conversion, neither the Bank nor the Company may declare or pay cash dividends on any of their shares of common stock if the effect would be to reduce stockholders' equity below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

12. LOANS TO RELATED PARTIES

The Bank has granted loans to certain directors and officers of the Bank and to their affiliates. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not represent more than normal risk of collection. These loans aggregated approximately $454,302, $197,590, and $67,227 at September 30, 2001, 2000, and 1999, respectively. There were no new loans granted and repayments approximated $16,280 in fiscal 2001.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of FAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The market value of investments and mortgage-backed securities, as presented in Note 3, are based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with FAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets, and further, may not be realizable in an immediate settlement of the instruments. FAS No. 107 also exclude certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Company.

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments: Cash and interest-bearing deposits in financial institutions: The carrying amounts reported in the balance sheet for cash and interest-bearing deposits approximate those assets' fair value.

Investment securities, including mortgage-backed securities and equity securities: Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted prices of comparable instruments (see Note 3).

Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analysis, using comparable interest rates offered for loans with similar terms to borrowers of similar credit quality.

Deposit liabilities: The fair values disclosed for interest checking, money market, and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow analysis, applying a comparable Federal Home Loan Bank advance rate to the aggregated weighted average maturity on time deposits.

Borrowings: Fair values for the Company's variable rate FHLB advances and other borrowings are deemed to equal carrying value. Fair values for fixed rate borrowings are estimated using a discounted cash flow analysis similar to that used in valuing fixed rate deposit liabilities.

Guaranteed preferred beneficial interests in subordinated debt: Fair value is based on quoted market price.

Interest Rate Cap: Fair value is based on quoted market price.

Interest rate cap: The fair value of interest rate swaps, caps and floors which represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counterparties are obtained from dealer quotes.

Off-balance sheet instruments: Fair values for the Company's commitments to extend credit are based on their carrying value, taking into account the remaining terms and conditions of the agreements.

                                                SEPTEMBER 30, 2001               SEPTEMBER 30, 2000
                                            ------------------------------------------------------------
                                                                  FAIR                           FAIR
                                              CARRYING VALUE      VALUE     CARRYING VALUE       VALUE
                                            ------------------------------------------------------------

ASSETS
Cash and interest-bearing deposits             $ 22,360,230   $ 22,360,230   $  7,108,287   $  7,108,287
Investment securities available for sale         90,889,499     90,889,499     99,175,745     99,175,745
Investment securities held to maturity           10,397,506     10,271,187             --             --
Loans receivable, net                           284,905,040    321,188,000    307,428,407    308,451,000
Federal Home Loan Bank stock                      7,822,100      7,822,100     10,763,400     10,763,400
Interest rate  cap                                      799            799        120,833        112,468

LIABILITIES
Deposits                                        213,010,950    214,723,000    205,680,077    205,218,000
Advances from Federal Home Loan Bank            156,315,730    169,369,000    176,216,730    177,175,000
Advance payments by borrowers                     1,271,757      1,271,757      1,846,333      1,846,333
Reverse repurchase agreements                    20,000,000     21,534,000     20,000,000     19,060,000
Guaranteed preferred beneficial interests in
subordinated debt                                10,854,684     10,854,684     10,830,178      9,582,000

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated statements of income are as follows (dollar amounts in thousands, except per share data):

                                                    THREE MONTHS ENDED
                            ------------------------------------------------------------   YEAR ENDED
                            DECEMBER          MARCH          JUNE         SEPTEMBER        SEPTEMBER
                              2000            2001           2001            2001            2001
                            -------------------------------------------------------------------------

Total interest income          $7,967         $7,837        $7,401         $7,328          $30,533
Total interest expense          6,115          5,766         5,455          5,389           22,725
                            -------------------------------------------------------------------------
Net interest income             1,852          2,071         1,946          1,939            7,808
Provision for loan losses         150            150           150            150              600
                            -------------------------------------------------------------------------
Net interest income after
  Provision for loan
  Losses                        1,702          1,921         1,796          1,789            7,208

Total noninterest income           97            248           300            363            1,008
Total noninterest expense       1,956          1,985         1,962          2,019            7,922

                            -------------------------------------------------------------------------
Income before income
   Taxes                         (157)           184           134            133              294
Income taxes                      (54)            68            34             37               85
                            -------------------------------------------------------------------------
Net income                     $ (103)       $   116        $  100         $   96          $   209
                            =========================================================================

Basic earnings per share(1)
                               $ (.07)       $  .07         $  .07         $  .07          $   .14
                            =========================================================================
Diluted earnings per
 share(1)                      $ (.07)       $  .07         $  .07         $  .07          $   .14
                            =========================================================================


                                                    THREE MONTHS ENDED
                            -------------------------------------------------------  YEAR ENDED
                             DECEMBER      MARCH         JUNE        SEPTEMBER       SEPTEMBER
                               1999         2000         2000           2000           2000
                            -------------------------------------------------------------------

Total interest income          $7,571        $7,808       $7,790        $7,806        $30,975
Total interest expense          5,284         5,495        5,699         5,968         22,446
                            -------------------------------------------------------------------
Net interest income             2,287         2,313        2,091         1,838          8,529
Provision for loan losses         150           150          150           150            600
                            -------------------------------------------------------------------
Net interest income after
  Provision for loan
  Losses                        2,137         2,163        1,941         1,688          7,929

Total noninterest income          301           (51)         649           222          1,121
Total noninterest expense       1,613         1,725        1,910         2,152          7,400

                            -------------------------------------------------------------------
Income before income
   Taxes                          825           387          680          (242)         1,650
Income taxes                      252            67          240           (76)           483
                            -------------------------------------------------------------------
Net income                      $ 573       $   320       $  440       $  (166)        $1,167
                            ===================================================================

Basic earnings per share(1)
                                $ .36       $   .37       $  .29       $  (.11)        $  .75
                            ===================================================================
Diluted earnings per
 share(1)                       $ .36       $   .37       $  .29       $  (.11)        $  .75
                            ===================================================================




(1) Quarterly per share amounts do not add to total for the years ended September 2001 and 2000, due to rounding.

15. CONSOLIDATED FINANCIAL INFORMATION OF PITTSBURGH FINANCIAL CORP.
    (PARENT ONLY)

Pittsburgh Financial Corp. was organized in September 1995 and began operations on April 1, 1996. The Company's balance sheets as of September 30, 2001 and 2000 and related statements of income and cash flows are as follows:

BALANCE SHEETS

                                                                      2001            2000
                                                                  ------------    ------------

ASSETS
Cash and cash equivalents                                         $    374,307    $    534,166
Investment in Pittsburgh Savings Bank                               33,346,501      30,057,821
Prepaid income taxes                                                        --       1,509,019
Other assets                                                           665,002         398,876
                                                                  ------------    ------------
Total assets                                                      $ 34,385,810    $ 32,499,882
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred benefit interest in subsidiary debt          $ 10,854,684    $ 10,830,178
Other liabilities                                                      221,551         250,574
                                                                  ------------    ------------
Total liabilities                                                   11,076,235      11,080,752
Total stockholders' equity                                          23,309,575      21,419,130
                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $ 33,385,810    $ 32,499,882
                                                                  ============    ============

STATEMENTS OF INCOME

                                                                      2001            2000
                                                                  ------------    ------------

Interest and dividend income                                      $         27    $         --
Interest expense                                                    (1,008,906)     (1,008,906)
Noninterest income                                                     (74,600)        (73,000)
Noninterest expense                                                   (561,824)       (545,981)
                                                                  ------------    ------------
(Loss) before income taxes and equity in earnings of subsidiary     (1,645,303)     (1,627,887)
Income tax credit (expense)                                            904,878         502,000
                                                                  ------------    ------------
(Loss) before equity in earnings of subsidiary                        (740,425)     (1,125,887)
Equity in earnings of Pittsburgh Savings Bank                          949,598       2,292,798
                                                                  ------------    ------------
Net income                                                        $    209,173    $  1,166,911
                                                                  ============    ============

15. CONSOLIDATED FINANCIAL INFORMATION OF PITTSBURGH FINANCIAL CORP. (PARENT ONLY) (CONTINUED)

                                                                                        YEAR ENDED
                                                                                   2001           2000
                                                                                -----------    -----------

OPERATING ACTIVITIES
Net income                                                                      $   209,173    $ 1,166,911
Adjustments to reconcile net income to net cash used in operating activities:
     Equity in earnings of Pittsburgh Savings Bank                                 (949,598)    (2,292,798)
     Amortization of ESOP and RRP shares                                            417,977        375,134
     Net trading securities purchases and sales                                          --             --
     Change in other assets and liabilities                                       2,799,293      2,169,052
                                                                                -----------    -----------
Net cash used in operating activities                                             2,476,845      1,418,299

INVESTING ACTIVITIES
Net cash provided by investing activities                                                --             --

FINANCING ACTIVITIES
Cash dividend on common stock                                                      (576,518)      (617,703)
Purchase of stock for Treasury and RRP                                           (2,060,186)    (1,119,347)
                                                                                -----------    -----------
Net cash used in financing activities                                            (2,636,704)    (1,737,050)
                                                                                -----------    -----------

Decrease in cash                                                                   (159,859)      (318,751)
Cash at beginning of year                                                           534,166        852,917
                                                                                -----------    -----------
Ending cash and cash equivalents                                                $   374,307    $   534,166
                                                                                ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
----------------------------------------------------------------------------

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

        The information required herein is incorporated by reference from pages two to six, 11 and 12 of the Registrant's Proxy Statement dated December 27, 2001 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

        The information required herein is incorporated by reference from pages eight to 14 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

        The information required herein is incorporated by reference from pages six to eight of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

        The information required herein is incorporated by reference from pages 11 and 12 of the Registrant's Proxy Statement.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)    Documents filed as part of this Report.

               (1) The following documents are filed as part of this report and are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of September 30, 2001 and 2000.

         Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999.

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


No.                                   Description
--------    ------------------------------------------------------------------


3.1         Amended and Restated Articles of Incorporation of Pittsburgh
            Financial Corp.(3/)
3.2         Amended and Restated Bylaws of Pittsburgh Financial Corp.(3/)
4           Stock Certificate of Pittsburgh Financial Corp.(1/)
10.1        Employment Agreement among Pittsburgh Financial Corp., Pittsburgh
            Savings Bank and J. Ardie Dillen(*/)(2/)
10.2        Amendment Number 1 to the Agreement among Pittsburgh Financial
            Corp., Pittsburgh Savings Bank and J. Ardie Dillen(*/)
10.3        Employment Agreement among Pittsburgh Financial Corp., Pittsburgh
            Savings Bank and Michael J. Kirk(*/)(2/)
10.4        Amendment Number 1 to the Agreement among Pittsburgh Financial
            Corp., Pittsburgh Savings Bank and Michael J. Kirk(*/)
10.5        Amendment Number 2 to the Agreement among Pittsburgh Financial
            Corp., Pittsburgh Savings Bank and Michael J. Kirk(*/)
10.6        Employment Agreement between Pittsburgh Savings Bank and Albert L.
            Winters(*/)(2/)
10.7        Amendment Number 1 to the Agreement between Pittsburgh Savings Bank and Albert L. Winters(*/)
10.8        Employment Agreement among Pittsburgh Financial Corp., Pittsburgh
            Savings Bank and Gregory G. Maxcy(*/*/)
10.9        Amendment Number 1 to the Agreement among Pittsburgh Financial
            Corp., Pittsburgh Savings Bank and Gregory G. Maxcy(*/)
10.10       Amendment Number 2 to the Agreement among Pittsburgh Financial
            Corp., Pittsburgh Savings Bank and Gregory G. Maxcy(*/)
10.11       Stock Option Plan(*/)(2/)
10.12       Recognition and Retention Plan and Trust(*/)(2/)

No.                                  Description
----    -----------------------------------------------------------------------
10.13   2000 Stock Option Plan(*/)(4/)
21 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the Required information
23      Consent of Ernst & Young LLP, Independent Auditors


-----------------------

(1/) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33- 99658) filed by the Registrant with the Commission on November 21, 1995, as amended.

(2/) Incorporated by reference from the Form 10-K for the fiscal year ended September 30, 1996 filed by the Registrant with the Commission on December 27, 1996.

(3/) Incorporated by reference from the Form 10-Q for the quarterly period ended March 31, 2000 filed by the Registrant with the Commission on May 15, 2000.

(4/) Incorporated by reference from the definitive Proxy Statement filed by the Registrant with the Commission on December 27, 1999.

(*/)    Management contract or compensatory plan or arrangement.

(*/*/)  Management contract is substantially the same as those set forth in
        Exhibit 10.3.

        (3)(b)  Reports filed on Form 8-K.

         On September 10, 2001, the Registrant filed a Form 8-K under Item 5 to report that (i) based on a joint examination of the Bank, the Department and the FDIC rescinded the MOU on June 23, 2001; and (ii) on September 4, 2001, the FRB notified the Company that based on its latest examination of the Company the MOU is being removed. See "Item
         1. Business. Regulatory Agreements."

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PITTSBURGH FINANCIAL CORP.


                                   By:   /s/ J. Ardie Dillen
                                         --------------------------------------
                                         J. Ardie Dillen
                                         Chairman of the Board, President and
                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ J. Ardie Dillen                               December 20, 2001
--------------------------------------------
J. Ardie Dillen
Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)



/s/ Michael J. Kirk                               December 20, 2001
--------------------------------------------
Michael J. Kirk
Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer)



/s/ Gregory G. Maxcy                              December 20, 2001
--------------------------------------------
Gregory G. Maxcy
Director and Corporate Secretary

/s/ Richard F. Lerach                             December 20, 2001
--------------------------------------------
Richard F. Lerach
Director


                                                  December 20, 2001
/s/ Stephen Spolar
--------------------------------------------
Stephen Spolar
Director



/s/ Charles A. Topnick                            December 20, 2001
--------------------------------------------
Charles A. Topnick
Director



/s/ Kenneth R. Rieger                             December 20, 2001
--------------------------------------------
Kenneth R. Rieger
Director



/s/ James M. Droney, Jr.                          December 20, 2001
--------------------------------------------
James M. Droney, Jr.
Director



/s/ Jeffrey W. Tott
--------------------------------------------
Jeffrey W. Tott                                   December 20, 2001
Director



/s/ R. Yvonne Campos
--------------------------------------------
R. Yvonne Campos                                  December 20, 2001
Director