Form 10-Q
period 2001-12-31
PITTSBURGH FINANCIAL CORP
filed 2002-02-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 14, 2002, there were issued and outstanding 1,408,699 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of December 31, 2001
         (unaudited) and September 30, 2001                                           3

         Consolidated Statements of Income (unaudited) for the three months
         ended December 31, 2001 and 2000.                                            4

         Consolidated Statement of Changes in Stockholders' Equity (unaudited)
         for the three months ended December 31, 2001.                                5


         Consolidated Statements of Cash Flows (unaudited) for the three months
         ended December 31, 2001 and 2000.                                            6

         Notes to Unaudited Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                           19
Item 2.  Changes in Securities                                                       19
Item 3.  Defaults Upon Senior Securities                                             19
Item 4.  Submission of Matters to a Vote of Security-Holders                         19
Item 5.  Other Information                                                           19
Item 6.  Exhibits and Reports on Form 8-K                                            19

SIGNATURES


                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                       December 31,         September 30,
                                                                                          2001                   2001
                                                                                       (Unaudited)
                                                                                      -------------         -------------
Assets

Cash                                                                                  $   1,046,250         $   2,281,863
Interest-bearing deposits                                                                12,755,790            20,078,367
                                                                                      -------------         -------------
                                                                                         13,802,040            22,360,230

Investment securities available for sale (cost of $92,076,627 and $89,416,499)           91,734,272            90,889,499
Investment securities held to maturity                                                   10,634,161            10,397,506
Loans receivable, net of allowance of $2,780,768 and $2,644,172                         275,456,857           284,905,040
Accrued interest receivable                                                               2,461,656             2,725,445
Premises and equipment, net                                                               6,107,701             6,121,138
Goodwill                                                                                    162,321               170,574
Federal Home Loan Bank stock                                                              8,415,800             7,822,100
Bank owned life insurance                                                                 6,000,000                    --
Deferred income taxes                                                                       470,286               156,286
Foreclosed real estate                                                                      673,727               699,723
Prepaid income taxes                                                                         91,910                61,710
Other assets                                                                                811,598               759,661
                                                                                      -------------         -------------

Total assets                                                                          $ 416,822,329         $ 427,068,912
                                                                                      =============         =============

Liabilities

Deposits                                                                              $ 201,136,179         $ 213,010,950
Federal Home Loan Bank borrowings                                                       161,315,730           156,315,730
Reverse repurchase agreements                                                            20,000,000            20,000,000
Guaranteed preferred beneficial interests in subordinated debt                            9,734,755            10,854,684
Advances by borrowers for taxes and insurance                                             2,193,088             1,271,757
Other liabilities                                                                         1,114,939             2,306,216
                                                                                      -------------         -------------

Total liabilities                                                                       395,494,691           403,759,337

Stockholders' equity

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                   --                    --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                                   21,821                21,821
Additional paid-in capital                                                               16,284,183            16,283,617
Treasury stock - at cost, 773,426 and 660,126                                           (10,398,322)           (8,934,977)
Unearned shares of  ESOP                                                                   (890,435)             (944,698)
Unearned shares of Recognition and Retention Plan                                                --               (17,690)
Accumulated other comprehensive income                                                      362,000               972,000
Retained earnings (substantially restricted)                                             15,948,391            15,929,502
                                                                                      -------------         -------------

Total stockholders' equity                                                               21,327,638            23,309,575
                                                                                      -------------         -------------


Total liabilities and stockholders' equity                                            $ 416,822,329         $ 427,068,912
                                                                                      =============         =============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                         Three months ended
                                                                             December 31,
                                                                        2001              2000
                                                                    -----------        -----------
                                                                             (Unaudited)
Interest income:
   Loans receivable                                                 $ 5,340,696        $ 5,944,284
   Mortgage-backed securities                                         1,047,475          1,032,720
   Investment securities:
      Taxable                                                           635,407            952,002
      Tax exempt                                                             --                 --
   Interest-bearing deposits                                             47,034             38,597
                                                                    -----------        -----------
 Total interest income                                                7,070,612          7,967,603

 Interest expense:
   Deposits                                                           2,261,420          2,707,351
   Advances from Federal Home Loan Bank and other borrowings          2,662,304          3,148,203
   Guaranteed preferred beneficial interest
          in subordinated debt                                          238,097            259,838
                                                                    -----------        -----------
 Total interest expense                                               5,161,821          6,115,392
                                                                    -----------        -----------

 Net interest income before provision for loan losses                 1,908,791          1,852,211

 Provision for loan losses                                              150,000            150,000
                                                                    -----------        -----------


 Net interest income after provision for loan losses                  1,758,791          1,702,211

 Noninterest income:
    Service charges and other fees                                      344,936            220,561
    Net gain/(loss) on available for sale securities                      8,391           (100,000)
     Loss on interest rate cap                                               --            (75,000)
     Bank owned life insurance                                            4,000                 --
    Other income                                                         92,688             51,387
                                                                    -----------        -----------

 Total noninterest income                                               450,015             96,948


 Noninterest expense:
   Compensation and employee benefits                                   926,737            903,597
   Premises and occupancy costs                                         410,783            386,698
   Amortization of goodwill                                               8,254              8,254
   Federal insurance premium                                             24,804              9,262
   Loss on sale of foreclosed real estate                                    --             59,246
   Marketing                                                             85,918             67,949
   Data processing costs                                                129,014            118,788
   Other expenses                                                       403,825            402,442
                                                                    -----------        -----------

 Total noninterest expense                                            1,989,335          1,956,236
                                                                    -----------        -----------

 Income/(loss) before income taxes                                      219,471           (157,077)
 Income taxes/(benefit)                                                  73,800            (54,384)
                                                                    -----------        -----------

 Net income/(loss)                                                  $   145,671        $  (102,693)
                                                                    ===========        ===========

Basic earnings per share                                            $      0.11        $     (0.07)
                                                                    ===========        ===========
Diluted earnings/(loss) per share                                   $      0.10        $     (0.07)
                                                                    ===========        ===========
Dividends per share                                                 $      0.09        $      0.09
                                                                    ===========        ===========
Dilutive average shares outstanding                                   1,400,024          1,553,056


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Period ended December 31, 2001
                                   (Unaudited)



                                                                                         Unearned
                                                                                        shares of            Accumulated
                                                                                         Employee               other     Total
                            Compre-             Additional                                Stock     Unearned   compre-    Stock-
                            hensive    Common    Paid In      Retained      Treasury    Ownership   shares of  hensive    holders'
                            Income     Stock     Capital      Earnings       Stock         Plan        RRP     income      Equity
                            -------    ------   ---------    ----------     --------    ---------   --------- ---------- ---------
 Balance as of
   September 30, 2001                $ 21,821  $16,283,617  $15,929,502  $ (8,934,977)  $(944,698)  $(17,690) $972,000  $23,309,575

 Treasury stock
   purchased                                           566                 (1,463,345)                                   (1,462,779)

 ESOP shares released                      -            -            -             -       54,263         -         -        54,263

 RRP amortization                          -            -            -             -           -      17,690        -        17,690

 Cash dividends
   declared                                -            -      (126,782)           -           -          -         -      (126,782)

 Change in unrealized
   gain loss on
   investment
   securities
   available for
   sale, net of taxes    $ (610,000)       -            -            -             -           -          -   (610,000)    (610,000)

Less reclassification
   adjustment for gains
   included in net
   income                    (8,391)       -            -            -             -           -          -         -            -
                         ----------

Other comprehensive
   loss                   (618,391)       -            -            -             -           -          -         -            -

 Net income for period   $  145,671        -            -       145,671            -           -          -         -       145,671
                         ----------


Comprehensive loss       $ (472,720)       -            -            -             -           -          -         -            -
                         ===========
                                     ----------------------------------------------------------------------------------------------
Balance as of
   December 31, 2001                 $ 21,821  $16,284,183  $15,948,391  $(10,398,322)  $(890,435)  $     -   $362,000  $21,327,638
                                     ==============================================================================================

                           PITTSBURGH FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the three months ended December 31,
                                                                                      2001                 2000
                                                                                  ------------         ------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                                 $    145,671         $   (102,693)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
     Depreciation and goodwill amortization                                            172,428              146,446
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                   589,534              544,654
     Amortization of RRP and release of ESOP shares                                     72,519               93,813
     Provision for loan losses                                                         150,000              150,000
     Current and deferred tax (benefit) provision                                     (244,200)             675,000
     Other, net                                                                       (151,968)           3,304,216
                                                                                  ------------         ------------
Net cash provided by operating activities                                              733,984            4,811,436

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                                  (18,226,835)         (12,315,844)
Loan principal repayments                                                           33,258,277           10,832,480
Purchase of loans                                                                           --             (777,929)
Net REO activity                                                                        25,996               82,745
Purchases of available for sale securities                                         (11,592,324)          (1,844,811)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                   2,670,403              335,000
Purchase of Bank owned life insurance                                               (6,000,000)                  --
Purchase of land, premises and equipment                                              (150,738)            (468,388)
Other, net                                                                             314,000             (575,000)
                                                                                  ------------         ------------
Net cash provided (used) by investing activities                                       298,779           (4,731,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in checking, passbook, and money market
     deposit accounts                                                                2,427,923             (687,498)
Net (decrease)/increase in certificates of deposit                                 (14,302,694)           1,797,417
Increase (decrease) in advances from the Federal Home Loan Bank                      5,000,000           (2,000,000)
Cash dividends paid to shareholders                                                   (126,782)            (152,776)
Purchase of treasury stock                                                          (1,463,345)                  --
Purchase of guaranteed preferred beneficial interests in subordinated debt          (1,126,055)                  --
                                                                                  ------------         ------------

Net cash used by financing activities                                               (9,590,953)          (1,042,857)

Net decrease in cash and cash equivalents                                           (8,558,190)            (963,168)
Cash and cash equivalents at beginning of year                                      22,360,230            7,108,287
                                                                                  ------------         ------------
Cash and cash equivalents at end of year                                          $ 13,802,040         $  6,145,119
                                                                                  ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                            $  5,503,758         $  5,985,823
                                                                                  ============         ============

Income taxes paid (refund)                                                        $    104,000         $ (1,586,620)
                                                                                  ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                             224,730                   --

Unrealized (loss)/gain on securities available for sale                               (924,000)           1,985,000
Deferred income taxes                                                                  314,000             (675,000)
                                                                                  ------------         ------------
Accumulated other comprehensive (loss)/income                                     $   (610,000)        $  1,310,000
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


               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pittsburgh Savings Bank (d/b/a BankPittsburgh) (the "Bank") and Pittsburgh Home Capital Trust I. FraMal Holdings Corporation is a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

               The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2001.



Note 2 - Business

               The Bank is a state chartered stock savings bank headquartered in Pittsburgh, Pennsylvania, and conducts business from nine offices in Allegheny and Butler counties. The Bank is primarily engaged in attracting retail deposits from the general public and using such deposits together with borrowings to originate loans. The Company and Bank are subject to the regulations of certain federal and state agencies and periodic examinations by certain regulatory authorities.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended
                                                         December 31,
                                                   2001                2000
                                                -----------        -----------
Numerator for basic and diluted earnings
per share - net income                          $   145,671        $  (102,693)

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares              1,375,982          1,551,253
   Effect of dilutive securities:
   Employee stock options                            24,042              1,803
                                                -----------        -----------
  Dilutive potential common shares                   24,042              1,803
                                                -----------        -----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions               1,400,024          1,553,056
                                                ===========        ===========
  Basic earnings (loss) per share               $      0.11        $     (0.07)
                                                ===========        ===========
  Diluted earnings (loss) per share             $      0.10        $     (0.07)
                                                ===========        ===========


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (106,376 and 125,028 shares at December 31, 2001 and 2000, respectively) are excluded from basic average shares outstanding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At December 31, 2001, the Company's total assets amounted to $416.8 million compared to $427.1 million at September 30, 2001, a decrease of 2.4%. Cash and interest-bearing deposits decreased $8.6 million or 38.4%, to $13.8 million at December 31, 2001, compared to $22.4 million at September 30, 2001. Investments increased $1.1 million, or 1.1%, from $101.3 million at September 30, 2001 to $102.4 million at December 31, 2001. During the three months ended December 31, 2001, the Company's loans receivable, net of allowance, decreased $9.4 million, or 3.3%, to $275.5 million at December 31, 2001 compared to $284.9 million at September 30, 2001. The decrease is attributable to repayments of residential 1-4 family mortgage loans. Bank owned life insurance totaled $6.0 million at December 31, 2001 and was purchased during the quarter.

         Total liabilities decreased by $8.6 million or 2.1%, to $395.2 million at December 31, 2001 compared to $403.8 million at September 30, 2001. Deposits decreased by $11.9 million, or 5.6% to $201.1 million at December 31, 2001 compared to $213.0 million at September 30, 2001 primarily as a result of a $9.7 million decrease in retail deposits and a $2.2 million decrease in wholesale certificates of deposit. The decrease in retail deposits is the result of short term certificates of deposit that matured during the quarter that the Company chose to reprice aggressively due to the current interest rate environment. Borrowings increased $5.0 million or 2.8% to $181.3 million at December 31, 2001 compared to $176.3 million at September 30, 2001. Guaranteed preferred beneficial interest in subordinated debt decreased $1.2 million or 11.0% from $10.9 million at September 30, 2001 to $9.7 million at December 31, 2001 as the Company repurchased approximately $1.2 million of the outstanding securities at an average cost of $9.47 per share.

        Total stockholders' equity decreased $2.0 million or 8.6% to $21.3 million at December 31, 2001 compared to $23.3 million at September 30, 2001. The decrease was primarily attributable to the purchase of treasury shares totaling $1.5 million, a decrease in accumulated comprehensive income of $610,000, and $127,000 in cash dividends paid.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income for the quarter ended December 31, 2001 of $146,000 as compared to a net loss of $103,000 for the same quarter in 2000. The increase of $249,000 in net income for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 was primarily the result of a $57,000 increase in net interest income (due to a $875,000 decrease in interest income, and a $932,000 decrease in interest expense), and a $353,000 increase in noninterest income, partially offset by a $33,000 increase in noninterest expense and a $128,000 increase in income taxes.

         The Company recognized a pre-tax net gain on investment securities of $8,000 for the quarter ended December 31, 2001, as compared to a pre-tax net loss on investment securities of $100,000, a pre-tax net loss on an interest rate cap of $75,000, and a pre-tax loss on the sale of foreclosed real estate of $59,000 for the quarter ended December 31, 2000. Excluding the aforementioned items, net income for the quarter ended December 31, 2001 was $140,000 as compared to $59,000 for the same quarter in 2000, an increase of $81,000 or 137.3%.

         The Company's interest rate spread increased from 1.50% for the three months ended December 31, 2000 to 1.59% for the three months ended December 31, 2001. This increase was primarily attributable to a decrease in the Company's cost of funds of 59 basis points from 6.04% for the three months ended December 31, 2000 to 5.45% for the three months ended December 31, 2001, partially offset by a decrease in yield on the Company's earning assets of 50 basis points from 7.54% for the three months ended December 31, 2000 to 7.04% for the three months ended December 31, 2001. As a result of the above, offset by a smaller asset base, the Company's net interest income increased from $1.85 million for the three months ended December 31, 2000 to $1.91 million for the same quarter in 2001, an increase of $61,000 or 3.3%.

         Noninterest income, excluding investment sales and the loss on the interest rate cap, increased for the quarter by $170,000 or 62.4%. Noninterest expense, excluding the losses or gains on sale of foreclosed real estate, increased $92,000 or 4.8% from the year ago quarter. The increase in noninterest expense is primarily attributable to an increase in compensation and other benefits of $23,000 from $904,000 for the three months ended December 31, 2000, to $927,000 for the three months ended December 31, 2001, and to premises and occupancy costs which increased $24,000 or 6.2% from $387,000 for the three months ended December 31, 2000 to $411,000 for the three months ended December 31, 2001. Marketing costs increased $18,000 from $68,000 for the three months ended December 31, 2000 to $86,000 for the three months ended December 31, 2001. The Company's data processing costs increased $10,000 from $119,000 for the three months ended December 31, 2000 to $129,000 for the three months ended December 31, 2001.

         The Company reported diluted earnings per share of $.10 for the quarter ended December 31, 2001, compared to a diluted loss per share of $.07 for the quarter ended December 31, 2000. The 2000 quarter's loss per share amount includes $.11 per share related to the net losses on investment security sales, loss on interest rate cap, and loss on sale of foreclosed real estate. Consequently, diluted earnings per share excluding the item was $.04 for the quarter ended December 31, 2000. The impact from investment sales or the sale of foreclosed real estate on diluted earnings per share for the quarter ended December 31, 2001 was insignificant.

        INTEREST INCOME. Interest income decreased $875,000 or 11.0% for the quarter ended December 31, 2001, compared to the same period in 2000. The average balance of loans receivable decreased by $29.5 million for the quarter ended December 31, 2001, and the related yields decreased .05% from 7.69% to 7.64% for the quarter when compared to the same period in 2000. The Company is continuing efforts to diversify the loans receivable portfolio from the previous emphasis on one-to-four family residential lending to a more broad based, full service commercial lending philosophy. It should be noted that the largest individual dollar component of the loans receivable portfolio will continue to be residential lending, as this has been a Company strength, and the Company's primary business for many years.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                     For the three months ended December 31,

                                                               2001                                2000
                                               -----------------------------------   ----------------------------------
                                                Average                   Average    Average                   Average
                                                Balance      Interest   Yield/Rate   Balance       Interest  Yield/Rate
                                               --------      --------   ----------   --------      --------  ----------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                         $ 36,395      $    636      6.99%     $ 49,644      $    952     7.67%
 Mortgage-backed securities                      77,610         1,047      5.40        60,399         1,033     6.84
Loans receivable:
 First mortgage loans                           256,256         4,846      7.56       284,769         5,415     7.61
 Other loans                                     23,550           495      8.41        24,506           529     8.63
                                               --------      --------                --------      --------
Total loans receivable                          279,806         5,341      7.64       309,275         5,944     7.69
Other interest-earning assets                     9,429            47      1.99         3,505            39     4.45
                                               --------      --------                --------      --------
Total interest-earning assets                   403,240      $  7,071      7.04%      422,823      $  7,968     7.54%
                                                                           ====                                 ====
Non-interest earning assets                      12,874                                15,894
                                               --------                              --------
Total assets                                   $416,114                              $438,717
                                               ========                              ========

Interest-bearing liabilities:
 Deposits                                      $195,995      $  2,262      4.61%     $197,793      $  2,707     5.47%
 FHLB advances and other                        172,575         2,662      6.17       195,977         3,148     6.43
 Guaranteed preferred beneficial
   interest in subordinated debt                 11,500           238      9.04        11,500           260     9.04
                                               --------      --------                --------      --------
Total interest-bearing liabilities             $380,070      $  5,162      5.45%     $405,270      $  6,115     6.04%
                                                                           ====                                 ====
Non-interest bearing liabilities                 13,378                                12,404
                                               --------                              --------
Total liabilities                               393,448                               417,674
Stockholders' equity                             22,666                                22,043
                                               --------                              --------
Total liabilities and stockholders' equity     $416,114                              $439,717
                                               ========                              ========

Net interest-earning assets                    $ 23,170                              $ 17,553
                                               ========                              ========
Net interest income/interest rate spread                     $  1,909      1.59%                   $  1,853     1.50%
                                                             ========      ====                    ========     ====
Net interest margin                                                        1.90%                                1.75%
                                                                           ====                                 ====

        The average balance of investment and mortgage-backed securities totaled $114.0 million with a weighted average yield of 5.99% for the three months ended December 31, 2001 compared to $110.0 million with a weighted average yield of 7.22% for the same period in 2000.

Loans receivable, net at December 31, 2001 and September 30, 2001 are summarized below:

                                              December 31, 2001      September 30, 2001
                                              -----------------      ------------------
First mortgage loans:
Secured by 1-4 family residence                $ 187,565,313           $ 204,432,513
1-4 family residential construction                4,645,043               4,808,184
1-4 family residential construction -
  builder                                         12,208,963              12,720,373
Commercial real estate -construction              12,848,456              14,282,253
Commercial real estate                            36,179,255              30,261,890
Less loans in process                             (4,798,410)             (6,891,593)
Deferred loan costs                                  438,701                 450,508
Unamortized premium on mortgage loans                 91,455                  60,120
                                               -------------           -------------
Total first mortgage loans                       249,178,776             260,124,248

Home equity loans and lines of credit             20,299,212              20,838,678
Other loans                                        8,759,637               6,586,286

Less allowance for loan losses                    (2,780,768)             (2,644,172)
                                               -------------           -------------
                                               $ 275,456,857           $ 284,905,040
                                               =============           =============


        INTEREST EXPENSE. Interest expense decreased $932,000 or 15.2% for the three months ended December 31, 2001, compared to the same period in 2000. The average cost of funds for the three months ended December 31, 2001 decreased to 5.45% from 6.04% and the average balance of interest-bearing liabilities decreased $25.2 million when compared to the same period in 2000. Average deposits decreased $1.8 million or .9% for the three months ended December 31, 2001 when compared to the same period in 2000. Average borrowed funds decreased $23.4 million for the three months ended December 31, 2001 when compared to the same period in 2000. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $260,000 for the three months ended December 31, 2001 and 2000.

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

Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2001 and 2000:


                                   December 31, 2001     December 31, 2000
                                   -----------------     -----------------
Balance at beginning of year          $ 2,644,172           $ 2,237,555
Provision charged to income               150,000               150,000
Chargeoffs                                (13,404)              (20,087)
Recoveries                                   --                     934
                                      -----------           -----------
Balance at end of period              $ 2,780,768           $ 2,368,402
                                      ===========           ===========



        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. The Company's non-performing assets increased from $3.2 million at September 30, 2001 to $3.5 million at December 31, 2001. This $300,000 increase was primarily attributable to an increase in non-accruing one-to-four family mortgage loans.

        The allowance is increased by provisions for loan losses, which are charged against income. During the three months ended December 31, 2001, the Company recorded a provision for losses on loans of $150,000, which was the same provision for losses on loans in the same period in the prior year.

        NONINTEREST INCOME. Noninterest income increased by $353,000 or 364.2% for the three months ended December 31, 2001 compared to the same period in 2000. As noted above, the Company recognized a pre-tax net gain on investment sales of $8,000 for the quarter ended December 31, 2001 as compared to a pre-tax net loss of $100,000 on investment sales and upon adoption of Financial Accounting Standard No. 133 on October 1, 2000, the Company recognized a $75,000 pre-tax loss on the write down of an interest rate cap for the same quarter in 2000. At December 31, 2001, there was no additional impact of FASB No. 133. Service charges and other fees increased $124,000 to $345,000 for the three months ended December 31, 2001, compared to $221,000 for the same period in 2000. Other income increased $41,000 to $93,000 for the three months ended December 31, 2001, compared to $51,000 for the same period in 2000. The increases in service charges and other fees and income are primarily the result of increases to the Company's fee structure to remain competitive in the marketplace. Excluding the aforementioned items, noninterest income increased $170,000 or 62.4%.

         NONINTEREST EXPENSE. Noninterest expense increased by $33,000 or 1.7% for the three months ended December 31, 2001, compared to the same period in 2000. The increase is primarily attributable to the increase in compensation and other benefits of $23,000 from $904,000 for the three months ended December 31, 2000 to $927,000 for the three months ended December 31, 2001. Premises and occupancy costs of the subsidiary Bank's new branch and other offices increased $24,000 to $410,000 for the three months ended December 31, 2001, compared to $386,000 for the same period in 2000. Marketing costs increased $18,000 to $86,000 for the three months ended December 31, 2001, compared to $68,000 for the same period in 2000. The Company's data processing costs increased $10,000 to $129,000 at December 31, 2001, compared to $119,000 for the same period in 2000. Federal insurance premium increased $15,500 to $24,800 at December 31, 2001, compared to $9,300 for the same period in 2000. These increases were offset by a decrease of $59,000 on the sale of foreclosed real estate for the quarter ended December 31, 2001 when compared to the same period in 2000. The increase in compensation and employee benefits is the result of new branch staffing and the development of the cash management department. The increase in premises and occupancy costs is due to the building or relocating of new branches for downtown Pittsburgh, Bloomfield, and Wexford along with the relocation of the Company's lending office and its corporate headquarters. The increase in marketing costs is the result of a general increase in marketing and advertising efforts. The increase in data processing costs relates to services provided to the new branch offices, along with increased costs associated with the Company's strategic technology initiatives.

         PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $74,000 for the three months ended December 31, 2001, compared to a benefit of $54,000 for the same period in 2000. The effective tax rates during the three months ended December 31, 2001 and 2000 were 33.6% and 34.6%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At December 31, 2001, the Company had $161.3 million of outstanding borrowings from the FHLB of Pittsburgh.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At December 31, 2001, the total approved loan commitments outstanding amounted to $26.9 million including $4.8 million in loans in process, and unused lines of credit amounted to $10.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001, totaled $85.1 million. Management believes that a significant portion of maturing deposits will remain with the Bank.



Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                Tier I        Tier I         Total
                                               Leverage     Risk-Based     Risk-Based
                                                Capital       Capital       Capital
                                               ---------    ----------     ----------
Regulatory capital as a percentage               7.43%         13.11%        14.30%
Minimum capital required as a percentage         4.00%          4.00%         8.00%
Well-capitalized requirement                     5.00%          6.00%        10.00%


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


        Quantitative and qualitative disclosures about market risk are presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2001, filed with the SEC on December 27, 2001. Management believes there have been no material changes in the Company's market risk since September 30, 2001.

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



                                       PITTSBURGH FINANCIAL CORP.



Date: February 14, 2002                By: /s/J.Ardie Dillen
                                           ------------------
                                           J. Ardie Dillen
                                           Chairman, President and
                                           Chief Executive Officer



Date: February 14, 2002                By: /s/ Michael J. Kirk
                                           --------------------
                                           Michael J. Kirk
                                           Executive Vice President and Chief
                                           Financial Officer