Form 10-Q
period 2002-03-31
PITTSBURGH FINANCIAL CORP
filed 2002-05-15
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       25-1772349
--------------------------------                -----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                             Number)

        1001 Village Run Road
        Wexford, Pennsylvania                               15090
--------------------------------                -----------------------------
(Address of principal executive office)                   (Zip Code)

                                 (724) 933-4509
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2002, there were issued and outstanding 1,408,699 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of March 31, 2002
         (unaudited) and September 30, 2001                                                                  3

         Consolidated Statements of Income (unaudited) for the three and six
         months ended March 31, 2002 and 2001.                                                               4

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) for the six months ended March 31, 2002.                                                5

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended March 31, 2002 and 2001.                                                           6

         Notes to Unaudited Consolidated Financial Statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  20
Item 2.  Changes in Securities                                                                              20
Item 3.  Defaults Upon Senior Securities                                                                    20
Item 4.  Submission of Matters to a Vote of Security-Holders                                                20
Item 5.  Other Information                                                                                  20
Item 6.  Exhibits and Reports on Form 8-K                                                                   21

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     March 31,      September 30,
                                                                                       2002             2001
                                                                                   (Unaudited)
                                                                                  -------------    -------------
ASSETS

Cash                                                                              $   1,061,875    $   2,281,863
Interest-bearing deposits                                                            10,483,033       20,078,367
                                                                                  -------------    -------------
                                                                                     11,544,908       22,360,230

Investment securities available for sale (cost of $102,260,664 and $89,416,499)     103,245,610       90,889,499
Investment securities held to maturity                                               10,618,275       10,397,506
Bank owned life insurance                                                             6,096,271             --
Loans receivable, net of allowance of $3,012,367 and $2,644,172                     264,922,649      284,905,040
Accrued interest receivable                                                           2,555,082        2,725,445
Premises and equipment, net                                                           5,946,475        6,121,138
Goodwill                                                                                154,067          170,574
Federal Home Loan Bank stock                                                          8,065,800        7,822,100
Deferred income taxes                                                                   619,286          156,286
Foreclosed real estate                                                                  875,426          699,723
Prepaid income taxes                                                                    169,911           61,710
Other assets                                                                            968,850          759,661
                                                                                  -------------    -------------
Total assets                                                                      $ 415,782,610    $ 427,068,912
                                                                                  =============    =============

LIABILITIES

Deposits                                                                          $ 199,237,897    $ 213,010,950
Federal Home Loan Bank borrowings                                                   161,092,542      156,315,730
Reverse repurchase agreements                                                        20,000,000       20,000,000
Guaranteed preferred beneficial interests in subordinated debt                        9,740,882       10,854,684
Advances by borrowers for taxes and insurance                                         2,574,265        1,271,757
Other liabilities                                                                     1,987,971        2,306,216
                                                                                  -------------    -------------
Total liabilities                                                                   394,633,557      403,759,337

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                             --               --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued and outstanding                                               21,821           21,821
Additional paid-in capital                                                           16,299,313       16,283,617
Treasury stock - at cost, 773,426 and 660,126                                       (10,398,322)      (8,934,977)
Unearned shares of  ESOP                                                               (835,012)        (944,698)
Unearned shares of Recognition and Retention Plan                                          --            (17,690)
Accumulated other comprehensive income                                                   73,000          972,000
Retained earnings (substantially restricted)                                         15,988,253       15,929,502
                                                                                  -------------    -------------
Total stockholders' equity                                                           21,149,053       23,309,575
                                                                                  -------------    -------------
Total liabilities and stockholders' equity                                        $ 415,782,610    $ 427,068,912
                                                                                  =============    =============

See accompanying notes to unaudited consolidated financial statements

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three months ended             Six months ended
                                                                March 31,                     March 31,
                                                               (Unaudited)                   (Unaudited)
                                                      ----------------------------   ----------------------------
                                                          2002            2001           2002            2001
                                                      ------------    ------------   ------------    ------------

Interest income:
   Loans receivable                                   $  5,088,257    $  5,934,025   $ 10,428,953    $ 11,878,309
   Mortgage-backed securities                            1,046,382         966,005      2,093,857       1,998,725
    Investment securities:
        Tax exempt                                         615,891         901,761      1,251,298       1,853,763
   Interest-bearing deposits                                35,424          35,177         82,458          73,774
                                                      ------------    ------------   ------------    ------------
          Total interest income                          6,785,954       7,836,968     13,856,566      15,804,571

Interest expense:
   Deposits                                              1,884,884       2,671,999      4,146,304       5,379,350
   Federal Home Loan Bank and other borrowings           2,708,842       2,845,170      5,371,146       5,993,373
   Guaranteed preferred beneficial interest
        in subordinated debt                               230,517         249,256        468,614         509,094
                                                      ------------    ------------   ------------    ------------
          Total interest expense                         4,824,243       5,766,425      9,986,064      11,881,817
                                                      ------------    ------------   ------------    ------------

Net interest income                                      1,961,711       2,070,543      3,870,502       3,922,754

Provision for loan losses                                  150,000         150,000        300,000         300,000
                                                      ------------    ------------   ------------    ------------
Net interest income after provision for loan losses      1,811,711       1,920,543      3,570,502       3,622,754

Noninterest income:
   Service charges and other fees                          256,618         168,041        601,554         388,602
   Bank owned life insurance income                         99,015            --          103,015            --
   Loss on interest rate cap                                  --              --             --           (75,000)
   Net gain/(loss) on available for sale securities           --            36,198          8,391         (63,802)
   Other income                                             71,948          43,796        164,636          95,183
                                                      ------------    ------------   ------------    ------------
          Total noninterest income                         427,581         248,035        877,596         344,983

Noninterest expenses:
   Compensation and employee benefits                      953,252         945,109      1,879,989       1,848,706
   Premises and occupancy costs                            410,661         400,464        821,444         787,162
   Amortization of goodwill                                  8,253           8,253         16,507          16,507
   Federal insurance premium                                 9,629          25,456         34,433          34,718
   (Gain)/loss on sale of foreclosed real estate           (13,415)          6,225        (13,415)         65,471
   Marketing                                                96,103          59,204        182,021         127,153
   Data processing costs                                   114,345         131,240        243,359         250,028
   Other expenses                                          406,818         409,532        810,643         811,974
                                                      ------------    ------------   ------------    ------------
          Total noninterest expense                      1,985,646       1,985,483      3,974,981       3,941,719
                                                      ------------    ------------   ------------    ------------
Income before income taxes                                 253,646         183,095        473,117          26,018
Income taxes                                                87,000          67,500        160,800          13,116
                                                      ------------    ------------   ------------    ------------
Net income                                            $    166,646    $    115,595   $    312,317    $     12,902
                                                      ============    ============   ============    ============
Basic earnings per share                              $       0.13    $       0.08   $       0.23    $       --
                                                      ============    ============   ============    ============
Diluted earnings per share                            $       0.12    $       0.07   $       0.22    $       --
                                                      ============    ============   ============    ============
Dividends per share                                   $       0.09    $       0.09   $       0.18    $       0.18
                                                      ============    ============   ============    ============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2002
                               (Unaudited)

                                                                                   Additional
                                                   Comprehensive      Common         Paid In        Retained       Treasury
                                                       Income         Stock          Capital        Earnings         Stock
                                                   --------------   ----------    ------------    ------------    ------------
 Balance as of September 30, 2001                                   $   21,821    $ 16,283,617    $ 15,929,502    $ (8,934,977)

 Treasury stock purchased                                                   --              --                      (1,463,345)

 ESOP shares released                                                       --          15,696              --              --

 RRP amortization                                                           --              --              --              --

  Cash dividends declared                                                   --              --        (253,566)             --

 Change in unrealized loss on investment
      securities available for sale, net of taxes   $   (899,000)           --              --              --              --

 Less reclassification adjustment for gains
      included in net income                              (8,391)           --              --              --              --
                                                    ------------
 Other comprehensive loss                               (907,391)           --              --              --              --

 Net income for period                              $    312,317            --              --         312,317              --
                                                    ------------
Comprehensive loss                                  $   (595,074)           --              --              --              --
                                                    ============    ------------------------------------------------------------
 Balance as of March 31, 2002                                       $   21,821    $ 16,299,313    $ 15,988,253    $(10,398,322)
                                                                    ============================================================

                                                 Unearned shares of  Unearned    Accumulated other    Total
                                                   Employee Stock    shares of      comprehensive   Stockholders'
                                                   Ownership Plan      RRP            income           Equity
                                                 ------------------  ---------   -----------------  -------------
Balance as of September 30, 2001                    $  (944,698)     $ (17,690)     $   972,000     $ 23,309,575

 Treasury stock purchased                                                                             (1,463,345)

 ESOP shares released                                   109,686             --               --          125,382

 RRP amortization                                            --         17,690               --           17,690

  Cash dividends declared                                    --             --               --         (253,566)

 Change in unrealized loss on investment
      securities available for sale, net of taxes            --             --         (899,000)        (899,000)

 Less reclassification adjustment for gains
      included in net income                                 --             --               --               --

 Other comprehensive loss                                    --             --               --               --

 Net income for period                                       --             --               --          312,317

Comprehensive loss                                  -------------------------------------------------------------
 Balance as of March 31, 2002                       $  (835,012)     $      --      $    73,000     $ 21,149,053
                                                    =============================================================


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           For the six months ended March 31,
                                                                                  2002            2001
                                                                             ------------    ------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    312,317    $     12,902
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                       347,257         299,387
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                              468,318         579,652
     Amortization of RRP and release of ESOP shares                               143,072         201,752
     Provision for loan losses                                                    300,000         300,000
     Current and deferred tax (benefit) provision                                (471,201)      2,930,290
     Other, net                                                                   857,690       1,561,785
                                                                             ------------    ------------
Net cash provided by operating activities                                       1,957,453       5,885,768

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                             (31,348,875)    (21,543,695)
Loan principal repayments                                                      64,664,918      23,437,569
Purchase of loans                                                                    --          (777,929)
Net REO activity                                                                 (175,703)        464,635
Purchases of available for sale securities                                    (31,304,952)     (4,880,534)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                              3,020,403      17,883,292
Purchase of Bank owned life insurance                                          (6,096,271)           --
Purchase of land, premises and equipment                                         (156,088)       (727,842)
Other, net                                                                        463,000        (582,000)
                                                                             ------------    ------------
Net cash (used) provided by investing activities                                 (933,568)     13,273,496

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market
     deposit accounts                                                           5,417,125       1,392,333
Net decrease in certificates of deposit                                       (19,190,178)     (2,405,464)
Increase (decrease) in advances from the Federal Home Loan Bank                 4,776,812     (18,401,000)
Cash dividends paid to shareholders                                              (253,566)       (297,912)
Purchase of treasury stock                                                     (1,463,345)       (988,812)
Purchase of guaranteed preferred beneficial interests in subordinated debt     (1,126,055)           --
                                                                             ------------    ------------
Net cash used by financing activities                                         (11,839,207)    (20,700,855)

Net decrease in cash and cash equivalents                                     (10,815,322)     (1,541,591)
Cash and cash equivalents at beginning of year                                 22,360,230       7,108,287
                                                                             ------------    ------------
Cash and cash equivalents at end of year                                     $ 11,544,908    $  5,566,696
                                                                             ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                       $ 10,357,322    $ 11,752,249
                                                                             ============    ============
Income taxes paid (refund)                                                   $    269,000    $ (1,381,532)
                                                                             ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                        660,149          14,656



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

          FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company views itself as one segment of business which is community banking. As such, financial information for this segment does not differ materially from the information provided in the consolidated financial statements.

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pittsburgh Savings Bank (d/b/a BankPittsburgh) (the "Bank") and Pittsburgh Home Capital Trust I. FraMal Holdings Corporation is a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

          The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending September 30, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2001.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                             Three months ended           Six months ended
                                                  March 31,                  March 31,
                                              2002         2001         2002         2001
                                           ----------   ----------   ----------   ----------
Numerator for basic and diluted earnings
per share - net income                     $  166,646   $  115,595   $  312,317   $   12,902

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares        1,303,423    1,536,521    1,339,703    1,543,887
   Effect of dilutive securities:
   Employee stock options                      26,047        7,306       25,051        3,905
                                           ----------   ----------   ----------   ----------
  Dilutive potential common shares             26,047        7,306       25,051        3,905
                                           ----------   ----------   ----------   ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions         1,329,470    1,543,827    1,364,754    1,547,792
                                           ==========   ==========   ==========   ==========
  Basic earnings per share                 $     0.13   $     0.08   $     0.23   $     --
                                           ==========   ==========   ==========   ==========
  Diluted earnings per share               $     0.12   $     0.07   $     0.22   $     --
                                           ==========   ==========   ==========   ==========

     The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (101,463 and 120,511 shares at March 31, 2002 and 2001, respectively) are excluded from basic average shares outstanding.

Note 4 - RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS

     On October 1, 2002, the Company will adopt Financial Accounting Standard ("FAS") No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The impact of adoption is not expected to materially affect the Company's financial condition or results of operations.

     On October 1, 2002, the Company will adopt FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues. The adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At March 31, 2002, the Company's total assets amounted to $415.8 million compared to $427.1 million at September 30, 2001, a decrease of 2.6%. Cash and interest-bearing deposits decreased $10.9 million or 48.7%, to $11.5 million at March 31, 2002, compared to $22.4 million at September 30, 2001. Investments increased $12.6 million, or 12.4%, from $101.3 million at September 30, 2001 to $113.9 million at March 31, 2002. The Company's net loans receivable decreased $20.0 million, or 7.0%, from $284.9 million at September 30, 2001 to $264.9 million at March 31, 2002. The decrease is attributable to repayments of residential 1-4 family mortgage loans. Bank owned life insurance totaled $6.1 million at March 31, 2002.

     Total liabilities decreased by $9.2 million or 2.3%, to $394.6 million at March 31, 2002 compared to $403.8 million at September 30, 2001. Deposits decreased by $13.8 million, or 6.5% to $199.2 million at March 31, 2002 compared to $213.0 million at September 30, 2001 primarily as a result of a $10.6 million decrease in retail deposits and a $3.2 million decrease in wholesale certificates of deposit. The decrease in retail deposits is the result of short term certificates of deposit that matured during the period that the Company chose not to reprice aggressively due to the current interest rate environment. Borrowings increased $4.8 million or 2.7% to $181.1 million at March 31, 2002 compared to $176.3 million at September 30, 2001. Guaranteed preferred beneficial interest in subordinated debt decreased $1.2 million or 11.0% from $10.9 million at September 30, 2001 to $9.7 million at March 31, 2002 as the Company repurchased approximately $1.2 million of the outstanding securities at an average cost of $9.47 per share.

     Total stockholders' equity decreased $2.2 million or 9.4% to $21.1 million at March 31, 2002 compared to $23.3 million at September 30, 2001. The decrease was primarily attributable to the purchase of treasury shares totaling $1.5 million, a decrease in accumulated comprehensive income of $899,000, and $254,000 in cash dividends paid.

RESULTS OF OPERATIONS

     GENERAL. The Company reported net income for the quarter ended March 31, 2002 of $167,000 as compared to $116,000 for the same quarter in 2001. For the six months ended March 31, 2002, net income was $312,000 as compared to $13,000 for the six months ended March 31, 2001. The increase of $51,000 in net income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily the result of an $180,000 increase in noninterest income, which was partially offset by an $109,000 decrease in net interest income and a $20,000 increase in income tax expense. Noninterest expenses remained flat at $2.0 million for the three months ended March 31, 2002 and 2001. The increase of $299,000 in net income for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was primarily the result of a $533,000 increase in noninterest income, partially offset by a $52,000 decrease in net interest income, a $33,000 increase in noninterest expense and a $148,000 increase in income taxes.

     For the quarter ended March 31, 2002, the Company recognized a pre-tax net gain of $13,000 on the sale of foreclosed real estate as compared to a pre-tax net gain on sale of investment securities of $36,000, which was partially offset by a pre-tax net loss on sale of foreclosed real estate of $6,000, for the quarter ended March 31, 2001. Excluding the results of these non-core items, net income for the three months ended March 31, 2002 was $158,000 as compared to $95,000 for the same period in 2001, an increase of $63,000 or 66.3%. For the six months ended March 31, 2002, the Company recognized a pre-tax net gain on investment sales of $8,000, and a pre-tax net gain of $13,000 on the sale of foreclosed real estate as compared to a pre-tax net loss on investment sales of $64,000, a pre-tax loss on an interest rate cap of $75,000, and a pre-tax net loss on the sale of foreclosed real estate of $65,000 for the six months ended March 31, 2001. Excluding these non-core items, net income for the six months ended March 31, 2002 was $297,000 as compared to $154,000 for the same period in 2001, an increase of $143,000 or 92.9%.

     The Company's average interest rate spread increased from 1.66% for the three months ended March 31, 2001 to 1.77% for the three months ended March 31, 2002. The increase was primarily due to a decrease in the Company's cost of funds of 73 basis points from 5.80% for the three months ended March 31, 2001 to 5.07% for the three months ended March 31, 2002, partially offset by a decrease in the yield on the Company's earning assets of 62 basis points from 7.46% for the three months ended March 31, 2001 to 6.84% for the three months ended March 31, 2002. The Company's average interest rate spread increased from 1.57% for the six months ended March 31, 2001 to 1.68% for the six months ended March 31, 2002. The increase was primarily due to a decrease in the Company's cost of funds of 66 basis points from 5.92% for the six months ended March 31, 2001 to 5.26% for the six months ended March 31, 2002, partially offset by a decrease in yield on the Company's earning assets of 55 basis points from 7.49% for the six months ended March 31, 2001 to 6.94% for the six months ended March 31, 2002. Despite the increase in interest rate spread, the Company had a decrease in average earning assets; consequently, the Company's net interest income decreased from $2.1 million for the three months ended March 31, 2001 to $2.0 million for the three months ended March 31, 2002, a decrease of $109,000 or 5.7%, and from $3.92 million for the six months ended March 31, 2001 to $3.87 million for the same period in 2002, a decrease of $50,000 or 1.3%.

     Noninterest income, excluding investment sales and loss on interest rate cap, increased for the quarter by $216,000 or 101.9% and $385,000 or 79.7% for the six months ended March 31, 2002 when compared to the same periods in 2001. The increase was primarily due to an increase in fee income and income recognized from bank owned life insurance. Noninterest expense, excluding the gains or losses on sale of foreclosed real estate, remained flat at $2.0 million and increased $112,000 or 2.9%, respectively, for the three and six months ended March 31, 2002 as compared to the year ago periods. The increase in noninterest expense was primarily attributable to an increase in compensation and other benefits of $31,000 from $1.85 million for the six months ended March 31, 2001 to $1.88 million for the six months ended March 31, 2002, and to the premises and occupancy costs, which increased $34,000 or 4.3% from $787,000 for the six months ended March 31, 2001 to $821,000 for the six months ended March 31, 2002. Marketing costs increased $55,000 from $127,000 for the six months ended March 31, 2001 to $182,000 for the six months ended March 31, 2002.

     The Company reported diluted earnings per share of $.12 for the quarter ended March 31, 2002, compared to $.07 for the quarter ended March 31, 2001. Excluding non-core items (investment sales, the loss on the interest rate cap, and the sale of foreclosed real estate), diluted earnings per share were $.12 for the quarter ended March 31, 2002 compared to $.06 for the quarter ended March 31, 2001. Diluted earnings per share were $.22 for the six months ended March 31, 2002 compared to $0 for the six months ended March 31, 2001. Excluding the non-core items, diluted earnings per share were $.22 for the six months ended March 31, 2002 compared to $.10 for the six months ended March 31, 2001.

     INTEREST INCOME. Interest income decreased $1.05 million or 13.4% for the quarter ended March 31, 2002, compared to the same period in 2001. Interest income decreased $1.95 million or 12.3% for the six months ended March 31, 2002, compared to the same period in 2001. The average balance of loans receivable decreased by $37.8 million for the quarter and $34.1 million for the six months ended March 31, 2002, and the related yields decreased .18% from 7.71% to 7.53% for the quarter and .10% from 7.68% to 7.58% for the six months ended March 31, 2002, when compared to the same period in 2001. The Company is continuing its efforts to diversify the loans receivable portfolio from the previous emphasis on one-to-four family residential lending to a more broad based, full service commercial lending philosophy. It should be noted that the largest individual dollar component of the loans receivable portfolio will continue to be residential lending, as this has been a Company strength, and the Company's primary business for many years.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                      For the three months ended March 31,

                                                                       2002
                                                    ---------------------------------------------
                                                      Average                        Average
                                                      Balance         Interest     Yield/Rate
                                                    ------------ --- ----------- ----------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                                 $ 35,879          $  616            6.87%
 Mortgage-backed securities                              80,465           1,046             5.20
Loans receivable:
 First mortgage loans                                   188,684           3,518             7.46
 Other loans                                             81,519           1,570             7.70
                                                    ------------     -----------
Total loans receivable                                  270,203           5,088             7.53
Other interest-earning assets                            10,497              36             1.37
                                                    ------------     -----------
Total interest-earning assets                           397,044          $6,786            6.84%
                                                                                 ================
Non-interest earning assets                              18,407
                                                    ------------
Total assets                                           $415,451
                                                    ============

Interest-bearing liabilities:
 Deposits                                              $189,072          $1,885            3.99%
 FHLB advances and other                                181,239           2,709             5.98
 Guaranteed preferred beneficial
   interest in subordinated debt                         10,307             230             8.93
                                                    ------------     -----------
Total interest-bearing liabilities                     $380,618          $4,824            5.07%
                                                                                 ================
Non-interest bearing liabilities                         13,510
                                                    ------------
Total liabilities                                       394,128
Stockholders' equity                                     21,323
                                                    ------------
Total liabilities and stockholders' equity             $415,451
                                                    ============
Net interest-earning assets                             $16,426
                                                    ============
Net interest income/interest rate spread                                 $1,962            1.77%
                                                                     =========== ================
Net interest margin                                                                        1.98%
                                                                                 ================



                                                                                  2001
                                                        ---------------------------------------------------
                                                               Average                         Average
                                                               Balance          Interest     Yield/Rate
                                                        -------------------- ------------- ---------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                                           $ 49,156           $  902           7.34%
 Mortgage-backed securities                                        58,736              966            6.58
Loans receivable:
 First mortgage loans                                             244,887            4,681            7.65
 Other loans                                                       63,131            1,253            7.94
                                                        ------------------    -------------
Total loans receivable                                            308,018            5,934            7.71
Other interest-earning assets                                       4,035               35            3.47
                                                        ------------------    -------------
Total interest-earning assets                                     419,945           $7,837           7.46%
                                                                                            ===============
Non-interest earning assets                                        17,278
                                                        ------------------
Total assets                                                     $437,223
                                                        ==================

Interest-bearing liabilities:
 Deposits                                                        $200,911           $2,672           5.32%
 FHLB advances and other                                          185,152            2,845            6.15
 Guaranteed preferred beneficial
   interest in subordinated debt                                   11,500              249            8.66
                                                        ------------------    -------------
Total interest-bearing liabilities                               $397,563           $5,766           5.80%
                                                                                            ===============
Non-interest bearing liabilities                                   16,134
                                                        ------------------
Total liabilities                                                 413,697
Stockholders' equity                                               23,526
                                                        ------------------
Total liabilities and stockholders' equity                       $437,223
                                                        ==================
Net interest-earning assets                                       $22,382
                                                        ==================
Net interest income/interest rate spread                                            $2,071           1.66%
                                                                              ============= ===============
Net interest margin                                                                                  1.97%
                                                                                            ===============

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the six months ended March 31,

                                                                        2002
                                                    ---------------------------------------------
                                                      Average                        Average
                                                      Balance         Interest     Yield/Rate
                                                    ------------    ------------ ----------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                                 $ 35,572         $ 1,251            7.03%
 Mortgage-backed securities                              79,037           2,094             5.30
Loans receivable:
 First mortgage loans                                   196,462           7,362             7.49
 Other loans                                             78,542           3,067             7.81
                                                    ------------     -----------
Total loans receivable                                  275,004          10,429             7.58
Other interest-earning assets                             9,963              83             1.67
                                                    ------------     -----------
Total interest-earning assets                           399,576         $13,857            6.94%
                                                                                 ================
Non-interest earning assets                              15,674
                                                    ------------
Total assets                                           $415,250
                                                    ============
Interest-bearing liabilities:
 Deposits                                              $192,534         $ 4,146            4.31%
 FHLB advances and other                                176,907           5,371             6.07
 Guaranteed preferred beneficial
   interest in subordinated debt                         10,371             469             9.04
                                                    ------------     -----------
Total interest-bearing liabilities                     $379,812         $ 9,986            5.26%
                                                                                 ================
Non-interest bearing liabilities                         13,444
                                                    ------------
Total liabilities                                       393,256
Stockholders' equity                                     21,994
                                                    ------------
Total liabilities and stockholders' equity             $415,250
                                                    ============

Net interest-earning assets                            $ 19,764
                                                    ============
Net interest income/interest rate spread                                $ 3,871            1.68%
                                                                     =========== ================
Net interest margin                                                                        1.94%
                                                                                 ================

                                                                                   2001
                                                            ---------------------------------------------------
                                                                  Average                           Average
                                                                  Balance           Interest       Yield/Rate
                                                            ------------------   -------------- ---------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                                               $ 49,400          $ 1,854           7.51%
 Mortgage-backed securities                                            59,567            1,999            6.71
Loans receivable:
 First mortgage loans                                                 247,600            9,417            7.61
 Other loans                                                           61,546            2,461            8.00
                                                            ------------------    -------------
Total loans receivable                                                309,146           11,878            7.68
Other interest-earning assets                                           3,771               74            3.92
                                                            ------------------    -------------
Total interest-earning assets                                         421,884          $15,805           7.49%
                                                                                                ===============
Non-interest earning assets                                            16,586
                                                            ------------------
Total assets                                                         $438,470
                                                            ==================
Interest-bearing liabilities:
 Deposits                                                            $199,352          $ 5,379           5.40%
 FHLB advances and other                                              190,564            5,993            6.29
 Guaranteed preferred beneficial
   interest in subordinated debt                                       11,500              509            8.85
                                                            ------------------    -------------
Total interest-bearing liabilities                                   $401,416          $11,881           5.92%
                                                                                                ===============
Non-interest bearing liabilities                                       14,269
                                                            ------------------
Total liabilities                                                     415,685
Stockholders' equity                                                   22,785
                                                            ------------------
Total liabilities and stockholders' equity                           $438,470
                                                            ==================

Net interest-earning assets                                          $ 20,468
                                                            ==================
Net interest income/interest rate spread                                               $ 3,924           1.57%
                                                                                  ============= ===============
Net interest margin                                                                                      1.86%
                                                                                                ===============


     The average balance of investment and mortgage-backed securities totaled $116.3 million with a weighted average yield of 5.71% and $114.6 million with a weighted average yield of 5.84% for the three and six months ended March 31, 2002 compared to $107.9 million with a weighted average yield of 6.93% and $108.9 million with a weighted average yield of 7.07% the same periods in 2001.

Loans receivable, net at March 31, 2002 and September 30, 2001 are summarized below:

                                                                 March 31, 2002            September 30, 2001
                                                           -------------------------   -------------------------
First mortgage loans:
Secured by 1-4 family residence                                     $175,484,061                $204,432,513
1-4 family residential construction                                    3,781,374                   4,808,184
1-4 family residential construction -
   builder                                                            10,623,718                  12,720,373
Commercial real estate -construction                                   9,898,419                  14,282,253
Commercial real estate                                                41,084,648                  30,261,890
Less loans in process                                                (3,675,896)                 (6,891,593)
Deferred loan costs                                                      410,433                     450,508
Unamortized premium on mortgage loans                                     90,562                      60,120
                                                           ----------------------       ---------------------
Total first mortgage loans                                           237,697,319                 260,124,248

Home equity loans and lines of credit                                 19,644,637                  20,838,678
Other loans                                                           10,593,060                   6,586,286

Less allowance for loan losses                                       (3,012,367)                 (2,644,172)
                                                           ----------------------       ---------------------
                                                                    $264,922,649                $284,905,040
                                                           ======================       =====================



     INTEREST EXPENSE. Interest expense decreased $942,000 or 16.3% and $1.9 million or 16.0%, respectively, for the three and six months ended March 31, 2002, compared to the same periods in 2001. The average cost of funds decreased to 5.07% from 5.80% and to 5.26% from 5.92%, respectively, for the three and six months ended March 31, 2002 when compared to the same periods in 2001. The average balance of interest-bearing liabilities decreased $16.9 million and $21.6 million for the three and six months ended March 31, 2002, when compared to the same periods in 2001. Average deposits decreased $11.8 million or 5.9% and $6.8 million or 3.4%, respectively, for the three and six months ended March 31, 2002 when compared to the same periods in 2001. Average borrowed funds decreased $3.9 million or 2.1% and $13.7 million or 7.2%, respectively for the three and six months ended March 31, 2002 when compared to the same periods in 2001. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $230,000 and $469,000 for the three and six months ended March 31, 2002 when compared to $249,000 and $509,000 for the same periods in 2001.

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

Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2002 and 2001:

                                                 March 31, 2002               March 31, 2001
                                            -------------------------    --------------------------
Balance at beginning of year                              $2,644,172                    $2,237,555
Provision charged to income                                  300,000                       300,000
Charge offs                                                 (38,644)                      (39,283)
Recoveries                                                   106,839                         1,455
                                            -------------------------    --------------------------
Balance at end of period                                  $3,012,367                    $2,499,727
                                            =========================    ==========================



     The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. The Company's non-performing assets increased from $3.2 million at September 30, 2001 to $5.9 million at March 31, 2002. This $2.7 million increase was primarily attributable to an $1.6 million increase in non-accruing commercial loans, an $1.1 million increase in one-to-four family mortgage loans, and an $175,000 increase in real estate owned. The Company recognized a pre-tax net gain of $13,000 on the sale of foreclosed real estate for the three and six months ended March 31, 2002 compared to a pre-tax net loss of $6,000 and $65,000 for the same periods a year ago.

     The allowance is increased by provisions for loan losses, which are charged against income. During the three and six months ended March 31, 2002, the Company recorded provisions for losses on loans of $150,000 and $300,000, which were the same provisions for losses on loans in the same period in the prior year.

     NONINTEREST INCOME. Noninterest income increased by $180,000 or 72.4% and $533,000 or 154.4%, respectively, for the three and six months ended March 31, 2002 compared to the same periods in 2001. As noted above, the Company recognized a pre-tax net gain of $13,000 on the sale of foreclosed real estate for the three months ended March 31, 2002, as compared to a pre-tax net gain on sale of investment securities of $36,000, which was partially offset by a pre-tax net loss on the sale of foreclosed real estate of $6,000, for the three months ended March 31, 2001. For the six months ended March 31, 2002, the Company recognized a pre-tax net gain on investment sales of $8,000, and a pre-tax net gain of $13,000 on the sale of foreclosed real estate. For the six months ended March 31, 2001, the Company recognized a pre-tax net loss on investment sales of $64,000, a $75,000 pre-tax loss on the write down of an interest rate cap upon adoption of Financial Accounting Standards No. 133 on October 1, 2000, and a pre-tax net loss on the sale of foreclosed real estate of $65,000. At March 31, 2002, there was no additional impact of FAS No. 133. Service charges and other fees increased to $257,000 and $602,000 for the three and six months ended March 31, 2002, compared to $168,000 and $389,000 for the same periods in 2001. Other income increased to $72,000 and $165,000 for the three and six months ended March 31, 2002, compared to $165,000 and $95,000 for the same period in 2001. The increases in service charges and other fees and other income are primarily the result of increases to the Company's fee structure to remain competitive in the marketplace. Bank owned life insurance income amounted to $99,000 and $103,000 for the three and six months ended March 31, 2002. Excluding the aforementioned non-core items, noninterest income increased $63,000 or 66.3% for the three months ended March 31, 2002 and $143,000 or 92.9% for the six months ended March 31, 2002.

     NONINTEREST EXPENSE. Noninterest expense remained flat at $2.0 million for the three months ended March 31, 2002 and 2001. Noninterest expense increased $33,000 or .8% for the six months ended March 31, 2002, compared to the same period in 2001. The increase is primarily attributable to an $8,000 and $31,000 increase in compensation and employee benefits, a $10,000 and $34,000 increase in premises and occupancy expenses, and a $37,000 and $55,000 increase in marketing costs, which were partially offset by a decrease of $17,000 and $7,000 in data processing costs for the three and six months ended March 31, 2002 when compared to the same periods a year ago. These increases were also partially offset by a decrease of $20,000 and $79,000 on the sale of foreclosed real estate for the three and six months ended March 31, 2002 when compared to the same periods in 2001. Federal insurance premium decreased $16,000 to $10,000 for the three months ended March 31, 2002 and remained constant for the six months ended March 31, 2002 when compared to the same periods in 2001. The increase in compensation and employee benefits is the result of continued development of the commercial loan department and the development of the cash management department. The increase in premises and occupancy costs is due to the building or relocating of new branches for downtown Pittsburgh, Bloomfield, and Wexford along with the relocation of the Company's lending office and its corporate headquarters. The increase in marketing costs is the result of a general increase in marketing and advertising efforts.

     PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $87,000 and $160,800 for the three and six months ended March 31, 2002, compared to $67,500 and $13,116 for the same periods in 2001. The effective tax rates during the three and six months ended March 31, 2002 and 2001 were 34.3% and 34.0%, and 36.9% and 50.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At March 31, 2002, the Company had $161.1 million of outstanding borrowings from the FHLB of Pittsburgh. The maximum remaining borrowing capacity at March 31, 2002 was $77.1 million.

     Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 2002, the total approved loan commitments outstanding amounted to $11.6 million including $3.7 million in loans in process, and unused lines of credit amounted to $12.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002, totaled $79.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                           Tier I          Tier I            Total
                                                          Leverage       Risk-Based        Risk-Based
                                                           Capital         Capital           Capital
                                                        ------------ ---------------- -----------------
Regulatory capital as a percentage                            7.43%           13.11%            14.39%
Minimum capital required as a percentage                      4.00%            4.00%             8.00%
Well-capitalized requirement                                  5.00%            6.00%            10.00%

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        ---------------------------------------------------

        a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 24, 2002.

        b)      Not applicable.

        c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 1,225,889 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                1) Proposal to elect two directors for a three-year term or until their successors are elected and qualified - Charles A. Topnick received votes for 1,219,805;
                        against 6,084; abstain 0; R. Yvonne Campos received votes for 1,215,951; against 9,938; abstain 0.

                2) Proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2002 received votes for 1,215,762; against 8,956; abstain 1,171.


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

                                   PITTSBURGH FINANCIAL CORP.

Date: May 15, 2002                 By: /s/ J. Ardie Dillen
                                       -------------------
                                       J. Ardie Dillen
                                       Chairman, President and Chief Executive
                                       Officer

Date: May 15, 2002                 By: /s/ Michael J. Kirk
                                       --------------------
                                       Michael J. Kirk
                                       Executive Vice President and Chief
                                       Financial Officer