Form 10-Q
period 2002-06-30
PITTSBURGH FINANCIAL CORP
filed 2002-08-14
CIK 1003936

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                             Commission File Number 0-27522

                               PITTSBURGH FINANCIAL CORP.
                               --------------------------
            (Exact name of registrant as specified in its charter)


                 Pennsylvania                                 25-1772349
--------------------------------------------------      ------------------------
 (State or other jurisdiction of incorporation or            (IRS Employer
                organization)                            Identification Number)


              1001 Village Run Road
              Wexford, Pennsylvania                              15090
--------------------------------------------------      ------------------------
     (Address of principal executive office)                   (Zip Code)

                                 (724) 933-4509
                                 --------------
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___
                                             ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2002, there were issued and outstanding 1,408,699 shares of the Registrant's Common Stock, par value $.01 per share.

                          PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of June 30,
           2002 (unaudited) and September 30, 2001                            3

           Consolidated Statements of Income (unaudited) for the three and
           nine months ended June 30, 2002 and 2001.                          4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) for the nine months ended June 30, 2002.               5

           Consolidated Statements of Cash Flows (unaudited) for the
           nine months ended June 30, 2002 and 2001.                          6

           Notes to Unaudited Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 20
Item 2.    Changes in Securities                                             20
Item 3.    Defaults Upon Senior Securities                                   20
Item 4.    Submission of Matters to a Vote of Security-Holders               20
Item 5.    Other Information                                                 20
Item 6.    Exhibits and Reports on Form 8-K                                  20

SIGNATURES

                           PITTSBURGH FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     June 30,      September 30,
                                                                                       2002            2001
                                                                                 ---------------  ---------------
                                                                                   (Unaudited)
Assets
Cash                                                                               $  1,556,554   $    2,281,863
Interest-bearing deposits                                                             8,811,741       20,078,367
                                                                                 ---------------  ---------------
                                                                                     10,368,295       22,360,230

Investment securities available for sale (cost of $107,627,225 and $89,416,499)     108,624,170       90,889,499
Investment securities held to maturity                                               10,506,672       10,397,506
Bank owned life insurance                                                             6,182,840                -
Loans receivable, net of allowance of $2,999,630 and $2,644,172                     253,557,485      284,905,040
Accrued interest receivable                                                           2,606,126        2,725,445
Premises and equipment, net                                                           5,845,491        6,121,138
Goodwill                                                                                181,813          170,574
Federal Home Loan Bank stock                                                          8,010,900        7,822,100
Deferred income taxes                                                                         -          156,286
Foreclosed real estate                                                                  677,303          699,723
Prepaid income taxes                                                                    308,910           61,710
Other assets                                                                            881,654          759,661
                                                                                 ---------------  ---------------

Total assets                                                                       $407,751,659   $  427,068,912
                                                                                 ===============  ===============

Liabilities

Deposits                                                                           $191,634,314   $  213,010,950
Federal Home Loan Bank borrowings                                                   159,116,727      156,315,730
Reverse repurchase agreements                                                        20,000,000       20,000,000
Guaranteed preferred beneficial interests in subordinated debt                        9,747,008       10,854,684
Deferred income taxes                                                                    60,714                -
Advances by borrowers for taxes and Insurance                                         2,732,966        1,271,757
Other liabilities                                                                     1,770,659        2,306,216
                                                                                 ---------------  ---------------

Total liabilities                                                                   385,062,388      403,759,337
                                                                                 ===============  ===============

Minority interest                                                                        11,956                -

Stockholders' equity

Preferred stock, $.01 par value, 5,000,000 shares authorized,
  none issued                                                                                 -                -
Common stock, $.01 par value, 10,000,000 shares authorized,
  2,182,125 shares issued and outstanding                                                21,821           21,821
Additional paid-in capital                                                           16,314,456       16,283,617
Treasury stock - at cost, 773,426 and 660,126                                       (10,398,322)      (8,934,977)
Unearned shares of ESOP                                                                (778,419)        (944,698)
Unearned shares of Recognition and Retention Plan                                             -          (17,690)
Accumulated other comprehensive income                                                1,402,000          972,000
Retained earnings (substantially restricted)                                         16,115,779       15,929,502
                                                                                 ---------------  ---------------

Total stockholders' equity                                                           22,677,315       23,309,575
                                                                                 ---------------  ---------------

Total liabilities, minority interest and stockholders' equity                      $407,751,659   $  427,068,912
                                                                                 ===============  ===============

See accompanying notes to unaudited consolidated financial statements.

                            PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three months ended                  Nine months ended
                                                                          June 30,                            June 30,
                                                                         (Unaudited)                        (Unaudited)
                                                                --------------     -----------    ---------------  ---------------
                                                                     2002             2001              2002            2001
                                                                --------------     -----------    ---------------  ---------------

Interest income:
  Loans receivable                                               $   4,919,230     $5,657,942      $   15,348,183     $17,536,251
  Mortgage-backed securities                                         1,131,963        881,104           3,225,820       2,879,829
  Investment securities:
      Taxable                                                          611,408        758,392           1,862,706       2,612,155
      Tax exempt                                                        19,650              -              19,650               -
  Interest-bearing deposits                                             30,424        103,793             112,882         177,567
                                                                --------------     ----------     ---------------   -------------
      Total interest income                                          6,712,675      7,401,231          20,569,241      23,205,802

Interest expense:
  Deposits                                                           1,761,988      2,529,072           5,908,292       7,908,422
  Federal Home Loan Bank and other borrowings                        2,710,875      2,678,211           8,082,021       8,671,584
  Guaranteed preferred beneficial interest
    in subordinated debt                                               211,475        247,585             680,089         756,679
                                                                --------------     ----------     ---------------   -------------
      Total interest expense                                         4,684,338      5,454,868          14,670,402      17,336,685
                                                                --------------     ----------     ---------------   -------------

Net interest income                                                  2,028,337      1,946,363           5,898,839       5,869,117

Provision for loan losses                                               60,000        150,000             360,000         450,000
                                                                --------------     ----------     ---------------   -------------
Net interest income after provision for loan losses                  1,968,337      1,796,363           5,538,839       5,419,117

Noninterest income:
  Service charges and other fees                                       283,475        218,757             885,029         607,359
  Bank owned life insurance income                                      99,015              -             202,030               -
  Net gain on sale of loans                                                  -         16,184                   -          16,184
  Loss on interest rate cap                                                  -        (16,000)                  -         (91,000)
  Net gain on available for sale securities                                  -              -               8,391         (63,802)
  Other income                                                          56,551         80,833             221,187         176,016
                                                                --------------     ----------     ---------------   -------------
      Total noninterest income                                         439,041        299,774           1,316,637         644,757

Noninterest expenses:
  Minority interest in income of consolidated entity                       (44)             -                 (44)              -
  Compensation and employee benefits                                 1,011,000        967,508           2,890,989       2,816,214
  Premises and occupancy costs                                         436,796        392,559           1,258,240       1,179,721
  Amortization of goodwill                                               8,546          8,254              25,053          24,761
  Federal insurance premium                                              8,817         25,626              43,250          60,344
  (Gain) loss on sale of foreclosed real estate                         (9,141)             -             (22,556)         65,471
  Marketing                                                             81,554         70,307             263,575         197,460
  Data processing costs                                                109,517        120,011             352,876         370,039
  Other expenses                                                       392,139        377,603           1,202,782       1,189,577
                                                                --------------     ----------     ---------------   -------------
      Total noninterest expense                                      2,039,184      1,961,868           6,014,165       5,903,587
                                                                --------------     ----------     ---------------   -------------

Income before income taxes                                             368,194        134,269             841,311         160,287
Income taxes                                                           113,885         34,000             274,685          47,116
                                                                --------------     ----------     ---------------   -------------
Net income                                                       $     254,309     $  100,269      $      566,626     $   113,171
                                                                ==============     ==========     ===============   =============

Basic earnings per share                                         $        0.19     $     0.07      $         0.42     $      0.07
                                                                ==============     ==========     ===============   =============
Diluted earnings per share                                       $        0.19     $     0.07      $         0.41     $      0.07
                                                                ==============     ==========     ===============   =============

Dividends per share                                              $        0.09     $     0.09      $         0.27     $      0.27
                                                                ==============     ==========     ===============  ==============


See accompanying notes to unaudited consolidated financial statements.

                          PITTSBURGH FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       For the Period ended June 30, 2002
                                   (Unaudited)

                                                                          Additional
                                                  Comprehensive   Common    Paid In      Retained      Treasury
                                                     Income        Stock    Capital      Earnings        Stock
                                                 --------------  --------------------------------------------------

Balance as of September 30, 2001                                 $21,821  $16,283,617  $15,929,502    $  (8,934,977)

Treasury stock purchased                                                            -                    (1,463,345)

ESOP shares released                                                   -       30,839            -                -

RRP amortization                                                       -            -            -                -

Cash dividends declared                                                -            -     (380,349)               -

Change in unrealized gain on investment
  securities available for sale,
  net of taxes                                    $     430,000        -            -            -                -

Less reclassification adjustment for gains
  included in net income                                 (8,391)       -            -            -                -
                                                 --------------

Other comprehensive gain                                421,609        -            -            -                -

Net income for period                             $     566,626        -            -      566,626                -
                                                 --------------
Comprehensive income                              $     988,235        -            -            -                -
                                                 ==============

                                                                 ---------------------------------------------------
Balance as of June 30, 2002                                      $21,821  $16,314,456  $16,115,779    $ (10,398,322)
                                                                 ===================================================

                                                Unearned shares of                         Accumulated            Total
                                                  Employee Stock     Unearned shares          other           Stockholders'
                                                  Ownership Plan         of RRP            comprehensive          Equity
                                                                                             income
                                               --------------------------------------------------------------------------------

Balance as of September 30, 2001                 $    (944,698)      $  (17,690)         $    972,000              $ 23,309,575

Treasury stock purchased                                                                                            (1,463,345)

ESOP shares released                                   166,279                -                     -                   197,118

RRP amortization                                             -           17,690                     -                    17,690

Cash dividends declared                                      -                -                     -                  (380,349)

Change in unrealized gain on investment
  securities available for sale, net
  of taxes                                                   -                -               430,000                   430,000

Less reclassification adjustment for
  gains included in net income                               -                -                     -                         -

Other comprehensive gain                                     -                -                     -                         -

Net income for period                                        -                -                     -                   566,626

Comprehensive income                                         -                -                     -                         -

                                               --------------------------------------------------------------------------------
Balance as of June 30, 2002                      $    (778,419)      $        -          $  1,402,000              $ 22,677,315
                                               ================================================================================


See accompanying notes to unaudited consolidated financial statements.

                               PITTSBURGH FINANCIAL CORP.
                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For the nine months ended June 30,
                                                                                  2002                 2001
                                                                            -----------------   ----------------
                                                                                        (Unaudited)
Cash flows from operating activities
Net income                                                                    $       566,626      $     113,171
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and goodwill amortization                                             500,861            456,045
   Amortization and accretion of premiums and discounts on
     assets and deferred loan fees                                                    387,428            691,153
   Amortization of RRP and release of ESOP shares                                     214,808            308,288
   Provision for loan losses                                                          360,000            450,000
   Current and deferred taxes                                                         (30,200)         2,871,290
   Other, net                                                                         953,313          2,146,919
                                                                            -----------------   ----------------
Net cash provided by operating activities                                           2,952,836          7,036,866

Cash flows from investing activities
Loan originations                                                                 (39,237,667)       (34,915,087)
Loan principal repayments                                                          90,651,996         57,589,087
Purchase of loans                                                                           -           (777,929)
Net REO activity                                                                       22,420            257,366
Purchases of available for sale securities                                        (44,367,142)       (19,562,668)
Proceeds from sales, maturities and principal repayments of
    available for sale securities                                                   6,170,303         24,373,956
Purchase of Bank owned life insurance                                              (6,182,840)                 -
Purchase of land, premises and equipment                                             (240,753)          (951,670)
Proceeds from sale of land                                                              4,300                  -
Other, net                                                                           (220,000)        (1,406,000)
                                                                            -----------------   ----------------
Net cash provided by investing activities                                           6,600,617         24,607,055

Cash flows from financing activities
Net increase in checking, passbook, and money market
   deposit accounts                                                                 5,705,143          5,906,125
Net decrease in certificates of deposit                                           (27,081,779)        (8,337,661)
Increase (decrease) in advances from the Federal Home Loan Bank                     2,800,997        (23,651,000)
Cash dividends paid to shareholders                                                  (380,349)          (439,539)
Purchase of treasury stock                                                         (1,463,345)        (1,427,305)
Purchase of guaranteed preferred beneficial interests in subordinated debt         (1,126,055)                 -
                                                                            -----------------   ----------------

Net cash used by financing activities                                             (21,545,388)       (27,949,380)

Net (decrease) increase in cash and cash equivalents                              (11,991,935)         3,694,541
Cash and cash equivalents at beginning of year                                     22,360,230          7,108,287
                                                                            -----------------   ----------------
Cash and cash equivalents at end of year                                      $    10,368,295      $  10,802,828
                                                                            =================   ================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                        $    15,143,866      $  17,678,159
                                                                            =================   ================

Income taxes paid (refund)                                                    $       539,000      $  (1,256,582)
                                                                            =================   ================

Supplemental schedule of noncash investing and financing activities

Foreclosed mortgage loans transferred to real estate owned                            796,549            258,276

Unrealized gain on securities available for sale                                      650,000          4,428,000
Deferred income taxes                                                                (220,000)        (1,506,000)
                                                                            -----------------   ----------------
Accumulated other comprehensive income                                        $       430,000      $   2,922,000
                                                                            =================   ================


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

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pittsburgh Savings Bank (d/b/a BankPittsburgh) (the "Bank") and Pittsburgh Home Capital Trust I. Pinnacle Settlement Group, LLC is a majority owned subsidiary of the Company. FraMal Holdings Corporation is a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

               The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending September 30, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2001.

Note 2 - Business

               The Company is a unitary bank-holding company headquartered near Pittsburgh, in Wexford, PA. The Bank, a wholly owned subsidiary of the Company, is a state chartered stock savings bank headquartered in Pittsburgh, Pennsylvania, and conducts business from nine offices in Allegheny and Butler counties. The Bank is primarily engaged in attracting retail deposits from the general public and using such deposits together with borrowings to originate loans.

               The Company's other wholly owned subsidiary, Pittsburgh Home Capital Trust I (the "Trust") is a Delaware business trust formed in December 1997 to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities. These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I. The Trust purchased junior subordinated deferrable interest debentures which were issued by the Company.

               The Company's majority owned subsidiary, Pinnacle Settlement Group, LLC ("PSG"), a Pennsylvania limited liability company, was formed in April 2002 for the purpose of engaging in the title insurance business, settlement and escrow business, and related or ancillary activities. The Company has an 80% equity interest and an 84% voting interest in PSG. An unrelated limited liability company and two individuals have the remaining minority interest.

               Framal Holding Corporation is a wholly owned subsidiary of the Bank, headquartered in Delaware. The Company and Bank are subject to the regulations of certain federal and state agencies and periodic examinations by certain regulatory authorities.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three months ended               Nine months ended
                                                               June 30,                      June 30,
                                                        2002            2001            2002          2001
                                                        ----            ----            ----          ----
Numerator for basic and diluted earnings
per share - net income                                 $  254,309      $  100,269      $  566,626   $  113,171

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                    1,309,507       1,457,648       1,329,637    1,515,141
   Effect of dilutive securities:
   Employee stock options                                  49,276          23,205          33,945        9,217
                                                    -----------------------------------------------------------
  Dilutive potential common shares                         49,276          23,205          33,945        9,217
                                                    -----------------------------------------------------------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                     1,358,783       1,480,853       1,363,582    1,524,358
                                                    ===========================================================
  Basic earnings per share                             $     0.19      $     0.07      $     0.42   $     0.07
                                                    ===========================================================
  Diluted earnings per share                           $     0.19      $     0.07       $    0.41    $    0.07
                                                    ===========================================================

        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (96,339 and 111,187 shares at June 30, 2002 and 2001, respectively) are excluded from basic average shares outstanding.

Note 4 - Recent Accounting and Regulatory Developments

        On October 1, 2002, the Company will adopt FAS No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The impact of adoption is not expected to materially affect the Company's financial condition or results of operations.

        On October 1, 2002, the Company will adopt FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues. The adoption of this statement is not expected to materially affect the Company's financial condition or results of operations.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        At June 30, 2002, the Company's total assets amounted to $407.8 million compared to $427.1 million at September 30, 2001, a decrease of $19.3 million or 4.5%. Cash and interest-bearing deposits decreased $12.0 million or 53.6%, to $10.4 million at June 30, 2002, compared to $22.4 million at September 30, 2001. The Company's net loans receivable decreased $31.3 million, or 11.0%, from $284.9 million at September 30, 2001 to $253.6 million at June 30, 2002. The decrease is primarily attributable to repayments of residential 1-4 family mortgage loans. Investments and mortgage-backed securities increased $17.8 million, or 17.6%, from $101.3 million at September 30, 2001 to $119.1 million at June 30, 2002. Bank owned life insurance totaled $6.2 million at June 30, 2002.

         Total liabilities decreased by $18.7 million or 4.6%, to $385.1 million at June 30, 2002 compared to $403.8 million at September 30, 2001. Deposits decreased by $21.4 million, or 10.0% to $191.6 million at June 30, 2002 compared to $213.0 million at September 30, 2001 primarily as a result of a $7.7 million decrease in retail deposits and a $13.7 million decrease in wholesale certificates of deposit. The decrease in retail deposits is the result of short term certificates of deposit that matured during the period that the Company chose not to reprice aggressively due to the current interest rate environment. Borrowings increased $2.8 million or 1.6% to $179.1 million at June 30, 2002 compared to $176.3 million at September 30, 2001. Guaranteed preferred beneficial interest in subordinated debt decreased $1.2 million or 11.0% from $10.9 million at September 30, 2001 to $9.7 million at June 30, 2002 as the Company repurchased approximately $1.2 million of the outstanding securities at an average cost of $9.47 per share.

        Total stockholders' equity decreased $600,000 or 2.6% to $22.7 million at June 30, 2002 compared to $23.3 million at September 30, 2001. The decrease was primarily attributable to the purchase of treasury shares totaling $1.5 million and $380,000 in cash dividends paid, which were partially offset by an increase in accumulated comprehensive income of $430,000.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income for the quarter ended June 30, 2002 of $254,000 as compared to $100,000 for the same quarter in 2001. For the nine months ended June 30, 2002, net income was $567,000 as compared to $113,000 for the nine months ended June 30, 2001. The increase of $154,000 in net income for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily the result of an $139,000 increase in noninterest income, an $82,000 increase in net interest income, and a $90,000 decrease in provision for loan losses, which were partially offset by a $77,000 increase in noninterest expense and an $80,000 increase in income tax expense. The increase of $454,000 in net income for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was primarily the result of a $672,000 increase in noninterest income, a $30,000 increase in net interest income, and a $90,000 decrease in the provision for loan losses, which were partially offset by an $111,000 increase in noninterest expense and a $228,000 increase in income taxes.

          For the quarter ended June 30, 2002, the Company recognized a pre-tax net gain of $9,000 on the sale of foreclosed real estate as compared to a pre-tax net gain on sale of residential mortgages of $16,000 and a write down of an interest rate cap of $16,000 for the same period ended June 30, 2001. Excluding the results of these items, net income for the three months ended June 30, 2002 was $248,000 as compared to $100,000 for the same period in 2001, an increase of $148,000 or 148.0%. For the nine months ended June 30, 2002, the Company recognized a pre-tax net gain on investment sales of $8,000, and a pre-tax net gain of $23,000 on the sale of foreclosed real estate as compared to a pre-tax net loss on investment sales of $64,000, a write down of an interest rate cap of $91,000, and a pre-tax net loss on the sale of foreclosed real estate of $65,000, partially offset by a pre-tax net gain on the sale of residential mortgage loans of $16,000 for the nine months ended June 30, 2001. Excluding these items, net income for the nine months ended June 30, 2002 was $547,000 as compared to $266,000 for the same period in 2001, an increase of $281,000 or 105.6%.

         The Company's average interest rate spread increased to 1.83% for the three months ended June 30, 2002 from 1.61% for the three months ended June 30, 2001. The increase was primarily due to a decrease in the Company's cost of funds of 72 basis points from 5.71% for the three months ended June 30, 2001 to 4.99% for the three months ended June 30, 2002, partially offset by a decrease in the yield on the Company's earning assets of 50 basis points from 7.32% for the three months ended June 30, 2001 to 6.82% for the three months ended June 30, 2002. The Company's average interest rate spread increased to 1.73% for the nine months ended June 30, 2002 from 1.59% for the nine months ended June 30, 2001. The increase was primarily due to a decrease in the Company's cost of funds of 68 basis points from 5.85% for the nine months ended June 30, 2001 to 5.17% for the nine months ended June 30, 2002, partially offset by a decrease in yield on the Company's earning assets of 54 basis points from 7.44% for the nine months ended June 30, 2001 to 6.90% for the nine months ended June 30, 2002. As a result of the above, the Company's net interest income increased from $1.9 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002, an increase of $82,000 or 4.2%. For the nine months ended June 30, 2001 and 2002, the Company's net interest income remained flat at $5.9 million.

         Noninterest income, excluding investment sales, the write down of the interest rate cap and the sale of residential mortgages increased $139,000 or 46.5% for the quarter and $525,000 or 67.0% for the nine months ended June 30, 2002 as compared to the same periods a year ago. The increase was primarily due to an increase in fee income and income recognized from bank owned life insurance. Noninterest expense, excluding the gains or losses on sale of foreclosed real estate, remained flat at $2.0 million and increased $199,000 or 3.4%, respectively, for the three and nine months ended June 30, 2002 as compared to the year ago periods. The increase in noninterest expense was primarily attributable to an increase in compensation and other benefits of $75,000 from $2.82 million for the nine months ended June 30, 2001 to $2.89 million for the nine months ended June 30, 2002, and to the premises and occupancy costs, which increased $79,000 or 6.7% from $1.18 million for the nine months ended June 30, 2001 to $1.26 million for the nine months ended June 30, 2002. Marketing costs increased $66,000 from $197,000 for the nine months ended June 30, 2001 to $263,000 for the nine months ended June 30, 2002.

         The Company reported diluted earnings per share of $.19 for the quarter ended June 30, 2002, compared to $.07 for the quarter ended June 30, 2001. Excluding investment sales, the write down of an interest rate cap, the sale of residential mortgage loans and the sale of foreclosed real estate, diluted earnings per share were $.18 for the quarter ended June 30, 2002 compared to $.06 for the quarter ended June 30, 2001. Diluted earnings per share were $.41 for the nine months ended June 30, 2002 compared to $.07 for the nine months ended June 30, 2001. Excluding the aforementioned items, diluted earnings per share were $.40 for the nine months ended June 30, 2002 compared to $.17 for the nine months ended June 30, 2001.

        INTEREST INCOME. Interest income decreased $689,000 or 9.3% for the quarter ended June 30, 2002, compared to the same period in 2001. Interest income decreased $2.64 million or 11.4% for the nine months ended June 30, 2002, compared to the same period in 2001. The average balance of loans receivable decreased by $35.2 million for the quarter and $35.5 million for the nine months ended June 30, 2002, and the related yields decreased .10% from 7.70% to 7.60% for the quarter and .10% from 7.69% to 7.59% for the nine months ended June 30, 2002, when compared to the same period in 2001. The Company is continuing its efforts to diversify the loans receivable portfolio from the previous emphasis on one-to-four family residential lending to a broader based, full service commercial lending philosophy. It should be noted that the largest individual dollar component of the loans receivable portfolio continues to be residential lending, as this has been a Company strength, and the Company's primary business for many years.

                                  Average Balances, Net Interest Income and Yields Earned and Rates Paid
                                                    For the three months ended June 30,
                                                             2002                                     2001
                                              --------------------------------------    ------------------------------------
                                                Average                   Average        Average                Average
                                                Balance     Interest     Yield/Rate      Balance   Interest    Yield/Rate
                                              --------------------------------------    ------------------------------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                           $ 39,963     $  632        6.33%        $ 41,066     $  758         7.38%
 Mortgage-backed securities                        85,547      1,132        5.29           58,264        881         6.05
Loans receivable:
 First mortgage loans                             175,185      3,301        7.54          227,630      4,327         7.60
 Other loans                                       83,577      1,618        7.74           66,379      1,331         8.02
                                              ------------  ----------                  -----------   ---------
Total loans receivable                            258,762      4,919        7.60          294,009      5,658         7.70
Other interest-earning assets                       9,576         30        1.25           11,131        104         3.74
                                              ------------  ----------                  -----------   ---------
Total interest-earning assets                     393,848     $6,713        6.82%         404,470      $7,401        7.32%
                                                                        ==========                                 =========
Non-interest earning assets                        18,901                                  13,362
                                              ------------                              -----------
Total assets                                     $412,749                                $417,832
                                              ============                              ===========

Interest-bearing liabilities:
 Deposits                                        $185,622     $1,762        3.80%        $197,232     $ 2,529         5.13%
 FHLB advances and other                          179,642      2,711        6.04          173,391       2,678         6.18
 Guaranteed preferred beneficial
   interest in subordinated debt                   10,307        211        8.19           11,500         248         8.63
                                              ------------  ----------                  -----------  ----------
Total interest-bearing liabilities               $375,571      $4,684       4.99%        $382,123     $ 5,455         5.71%
                                                                        ==========                                ==========
Non-interest bearing liabilities                   14,966                                  12,946
                                              ------------                              -----------
Total liabilities                                 390,537                                 395,069
Stockholders' equity                               22,212                                  22,763
                                              ------------                              -----------
Total liabilities and stockholders' equity       $412,749                                $417,832
                                              ============                              ===========

Net interest-earning assets                      $ 18,277                                $ 22,347
                                              ============                              ===========
Net interest income/interest rate spread                       $2,029       1.83%                     $ 1,946       1.61%
                                                            ==========  ==========                   ==========  ===========
Net interest margin                                                         2.06%                                   1.92%
                                                                        ==========                               ===========

                                         Average Balances, Net Interest Income and Yields Earned and Rates Paid
                                                    For the nine months ended June 30,
                                                                2002                                  2001
                                              --------------------------------------    ----------------------------------
                                                 Average                 Average        Average                 Average
                                                 Balance     Interest  Yield/Rate       Balance    Interest    Yield/Rate
                                              --------------------------------------    ----------------------------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                           $ 37,036     $ 1,882       6.78%        $ 46,622     $ 2,612       7.47%
 Mortgage-backed securities                        81,207       3,226       5.30           59,133       2,880       6.49
Loans receivable:
 First mortgage loans                             189,370      10,663       7.51          240,943      13,744       7.61
 Other loans                                       80,221       4,685       7.79           63,157       3,792       8.01
                                              ------------  ----------                  ----------    --------
Total loans receivable                            269,591      15,348       7.59          304,100      17,536       7.69
Other interest-earning assets                       9,834         113       1.53            6,224         178       3.81
                                              ------------  ----------                  ----------    --------
Total interest-earning assets                     397,668     $20,569       6.90%         416,079     $23,206       7.44%
                                                                        ==========                               =========
Non-interest earning assets                        16,748                                  15,512
                                              ------------                              ----------
Total assets                                     $414,416                                $431,591
                                              ============                              ==========

Interest-bearing liabilities:
 Deposits                                        $190,230     $ 5,908       4.14%        $198,645     $ 7,908       5.31%
 FHLB advances and other                          177,819       8,082       6.06          184,840       8,672       6.26
 Guaranteed preferred beneficial
   interest in subordinated debt                   10,350         680       8.76           11,500         757       8.78
                                              ------------  ----------                  ----------    --------
Total interest-bearing liabilities               $378,399     $14,670       5.17%        $394,985     $17,337       5.85%
                                                                        ==========                               =========
Non-interest bearing liabilities                   13,950                                  13,828
                                              ------------                              ----------
Total liabilities                                 392,349                                 408,813
Stockholders' equity                               22,067                                  22,778
                                              ------------                              ----------
Total liabilities and stockholders' equity       $414,416                                $431,591
                                              ============                              ==========

Net interest-earning assets                      $ 19,269                                $ 21,094
                                              ============                              ==========
Net interest income/interest rate spread                      $ 5,899       1.73%                     $ 5,869       1.58%
                                                            ==========   ==========                   ========    ========
Net interest margin                                                         1.98%                                   1.88%
                                                                         ==========                               ========

        The average balance of investment and mortgage-backed securities totaled $125.5 million with a weighted average yield of 5.62% and $118.2 million with a weighted average yield of 5.76% for the three and nine months ended June 30, 2002 compared to $99.3 million with a weighted average yield of 6.60% and $105.8 million with a weighted average yield of 6.92% the same periods in 2001.

Loans receivable, net at June 30, 2002 and September 30, 2001 are summarized below:

                                                         June 30, 2002              September 30, 2001
                                                        ---------------            --------------------
First mortgage loans:
Secured by 1-4 family residence                           $165,509,481                    $204,432,513
1-4 family residential construction                          3,129,800                       4,808,184
1-4 family residential construction -
  builder                                                    9,427,783                      12,720,373
Commercial real estate -construction                         9,802,976                      14,282,253
Commercial real estate                                      43,221,410                      30,261,890
Less loans in process                                       (3,975,814)                     (6,891,593)
Deferred loan costs                                            380,423                         450,508
Unamortized premium on mortgage loans                           87,910                          60,120
                                                        ---------------             -------------------
Total first mortgage loans                                 227,583,969                     260,124,248

Home equity loans and lines of credit                       19,140,290                      20,838,678
Other loans                                                  9,832,856                       6,586,286

Less allowance for loan losses                              (2,999,630)                     (2,644,172)
                                                        ---------------             -------------------
                                                          $253,557,485                    $284,905,040
                                                        ===============             ===================

        INTEREST EXPENSE. Interest expense decreased $771,000 or 14.1% and $2.7 million or 15.4%, respectively, for the three and nine months ended June 30, 2002, compared to the same periods in 2001. The average cost of funds decreased to 4.99% from 5.71% and to 5.17% from 5.85%, respectively, for the three and nine months ended June 30, 2002 when compared to the same periods in 2001. The average balance of interest-bearing liabilities decreased $6.5 million and $16.6 million for the three and nine months ended June 30, 2002, when compared to the same periods in 2001. Average deposits decreased $11.6 million or 5.9% and $8.4 million or 4.2%, respectively, for the three and nine months ended June 30, 2002 when compared to the same periods in 2001. Average borrowed funds increased $6.3 million or 3.6% and decreased $7.0 million or 3.8%, respectively for the three and nine months ended June 30, 2002 when compared to the same periods in 2001. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $211,000 and $680,000 for the three and nine months ended June 30, 2002 when compared to $248,000 and $757,000 for the same periods in 2001.

         PROVISION FOR LOAN LOSSES. The Company recorded provisions for loan losses of $60,000 and $360,000 during the three and nine months ended June 30, 2002, as compared to $150,000 and $450,000 in the same periods in the prior years. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated potential loss to the remaining unclassified loan portfolio. Activity for the period under analysis is also taken into account (charge offs, recoveries, provision). While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2002 and 2001:

                                            June 30, 2002          June 30, 2001
                                          -----------------       ---------------
Balance at beginning of year                $   2,644,172            $ 2,237,555
Provision charged to income                       360,000                450,000
Charge offs                                      (116,208)              (186,007)
Recoveries                                        111,666                  2,145
                                          -----------------       ---------------
Balance at end of period                    $   2,999,630            $ 2,503,693
                                          =================       ===============

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received.
The Company's non-performing assets increased from $3.2 million at September 30, 2001 to $6.3 million at June 30, 2002. This $3.1 million increase was primarily attributable to a $2.0 million increase in non-accruing commercial loans and an $867,000 increase in one-to-four family mortgage loans, partially offset by a $23,000 decrease in real estate owned. The Company recognized a pre-tax net gain of $9,000 and $23,000 on the sale of foreclosed real estate for the three and nine months ended June 30, 2002 compared to no pre-tax net gain or and $65,000 for the same periods a year ago.

        NONINTEREST INCOME. Noninterest income increased by $139,000 or 46.5% and $672,000 or 104.2%, respectively, for the three and nine months ended June 30, 2002 compared to the same periods in 2001. As noted above, the Company recognized a pre-tax net gain of $9,000 on the sale of foreclosed real estate for the three months ended June 30, 2002, as compared to a pre-tax net gain on sale of mortgage loans of $16,000, which was offset by a write down of an interest rate cap of $16,000, for the three months ended June 30, 2001. For the nine months ended June 30, 2002, the Company recognized a pre-tax net gain on investment sales of $8,000, and a pre-tax net gain of $23,000 on the sale of foreclosed real estate. For the nine months ended June 30, 2001, the Company recognized a pre-tax net loss on investment sales of $64,000, a $91,000 pre-tax loss on the write down of an interest rate cap, and a pre-tax net loss on the sale of foreclosed real estate of $65,000, partially offset by a pre-tax net gain on the sale of residential mortgage loans of $16,000. Service charges and other fees increased to $283,000 and $885,000 for the three and nine months ended June 30, 2002, compared to $219,000 and $607,000 for the same periods in 2001. Other income increased to $57,000 and $221,000 for the three and nine months ended June 30, 2002, compared to $81,000 and $176,000 for the same period in 2001. The increases in service charges and other fees and other income are primarily the result of increases to the Company's fee structure to remain competitive in the marketplace. Bank owned life insurance income amounted to $99,000 and $202,000 for the three and nine months ended June 30, 2002. Excluding the aforementioned items, noninterest income increased $139,000 or 46.5% for the three months ended June 30, 2002 and $525,000 or 67.0% for the nine months ended June 30, 2002.

         NONINTEREST EXPENSE. Noninterest expense remained flat at $2.0 million and $6.0 million for the three and nine months ended June 30, 2002 and 2001. There was a $43,000 and $75,000 increase in compensation and employee benefits, a $44,000 and $79,000 increase in premises and occupancy expenses, and a $11,000 and $66,000 increase in marketing costs, which were partially offset by a decrease of $10,000 and $17,000 in data processing costs for the three and nine months ended June 30, 2002 when compared to the same periods a year ago. These increases were also partially offset by a decrease of $9,000 and $88,000 on the sale of foreclosed real estate for the three and nine months ended June 30, 2002 when compared to the same periods in 2001. Federal insurance premium decreased $17,000 to $9,000 for the three months ended June 30, 2002 and decreased $17,000 to $43,000 for the nine months ended June 30, 2002 when compared to the same periods in 2001. The increase in compensation and employee benefits is the result of continued development of the commercial loan department and the development of the cash management department. The increase in premises and occupancy costs is due to the building or relocating of new branches for downtown Pittsburgh, Bloomfield, and Wexford along with the relocation of the Company's lending office and its corporate headquarters. The increase in marketing costs is the result of a general increase in marketing and advertising efforts.

         PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $114,000 and $275,000 for the three and nine months ended June 30, 2002, compared to $34,000 and $47,000 for the same periods in 2001. The effective tax rates during the three and nine months ended June 30, 2002 and 2001 were 30.9% and 25.3%, and 32.6% and 29.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At June 30, 2002, the Company had $159.1 million of outstanding borrowings from the FHLB of Pittsburgh. The maximum remaining borrowing capacity at June 30, 2002 was $80.0 million.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 2002, the total approved loan commitments outstanding amounted to $22.5 million including $4.0 million in loans in process, and unused lines of credit amounted to $15.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled $63.3 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                  Tier I       Tier I Risk-     Total Risk-
                                                 Leverage        Based            Based
                                                  Capital       Capital          Capital
                                               ----------------------------------------------
Regulatory capital as a percentage                  7.51%         13.48%           14.74%
Minimum capital required as a percentage            4.00%          4.00%            8.00%

Well-capitalized requirement                        5.00%          6.00%           10.00%

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

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management presently monitors and evaluates the potential impact of interest rate changes upon the level of net interest income and the economic value of the Company's equity ("EVE") on a monthly basis. EVE is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. The Company focuses primarily on the impact of a plus and minus 200 basis point immediate interest rate shock on its net interest income. The Company utilizes the Sendero system for its in-house modeling efforts and also works with an outside banking consultant in modeling its interest rate risk position.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)     Exhibits:
                   99.1  Certification of Chief Executive Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
                   99.2  Certification of Chief Financial Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
           (b)     No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PITTSBURGH FINANCIAL CORP.

Date: August 14, 2002            By: /s/J.Ardie Dillen
                                     ---------------------------------------
                                     J. Ardie Dillen
                                     Chairman, President and Chief Executive
                                     Officer

Date: August 14, 2002           By: /s/ Michael J. Kirk
                                     ---------------------------------------
                                    Michael J. Kirk
                                    Executive Vice President and Chief
                                    Financial Officer