Form 10-K
period 2002-09-30
PITTSBURGH FINANCIAL CORP
filed 2002-12-23
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27522

                           PITTSBURGH FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              25-1772349
-------------------------------------   ----------------------------------------
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification Number)

          1001 Village Run Road
          Wexford, Pennsylvania                           15090
-------------------------------------   ----------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate value of the 1,067,314 shares of Common Stock of the Registrant issued and outstanding, which excludes 341,385 shares held by all directors and executive officers of the Registrant as a group, was approximately $15.0 million based on the last closing sales price of a share of Common Stock of $14.06 as of March 31, 2002.

Number of shares of Common Stock outstanding as of December 13, 2002: 1,408,699

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1. BUSINESS

GENERAL

         Pittsburgh Financial Corp. (the "Company") is a Pennsylvania corporation and the sole stockholder of Pittsburgh Savings Bank (dba BankPittsburgh) (the "Bank"), which converted to the stock form of organization in April 1996. The business of the Company consists primarily of the business of the Bank. Pinnacle Settlement Group, LLC ("PSG") is a majority owned subsidiary of the Company. Its business relates primarily to providing title and settlement services. FraMal Holdings Corporation ("FraMal") is a wholly owned subsidiary of the Bank. At September 30, 2002, the Company had total consolidated assets of $413.7 million, total consolidated deposits of $196.2 million, and total consolidated stockholders' equity of $23.0 million.

         The Bank is a Pennsylvania-chartered stock savings bank which was founded in 1942 and has expanded its operations over the years through the acquisition of three savings institutions, one branch acquisition, and three de novo branch offices. The Bank currently conducts business from its main office in Pittsburgh, Pennsylvania and seven branch offices located in Allegheny and Butler Counties, Pennsylvania. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. References herein to the Company refer to the consolidated operations of the Company and the Bank unless otherwise noted.

         The Company is a community oriented financial institution which has traditionally offered a variety of savings products to its retail customers. The Company has historically concentrated its lending activities on real estate loans secured by single family residential properties and construction loans on primarily residential properties. At September 30, 2002, the total loan portfolio amounted to $247.9 million or 59.9% of total consolidated assets as compared to $293.9 million at September 30, 2001. The $46.0 million or 15.7% decrease was primarily attributable to the historic level of loan principal prepayments and repayments received on residential mortgage loans. In addition, the Company is continuing its efforts to diversify its loans receivable portfolio from its previous emphasis on one-to-four family residential lending to a more broad based, full service commercial lending philosophy. It should be noted that the largest individual dollar component of its loans receivable portfolio will continue to be residential lending, as this has been a long term Company focus. For the year ended September 30, 2002, multi-family residential and commercial real estate loans increased $10.5 million or 23.6%. Commercial term loans and lines of credit increased $4.1 million or 97.1%; one-to-four family residential and residential construction loans decreased $52.6 million or 25.1%; home equity loans and lines decreased by $2.3 million or 11.0%; and consumer loans decreased by $479,000 or 20.4%.

         The Company also invests its funds in U.S. Government and agency securities, as well as mortgage-backed, municipal, equity securities and short term investments. At September 30, 2002, mortgage-backed securities were $84.1 million or 20.3% of total consolidated assets and other investment securities were $40.2 million or 9.7% of total assets, as compared to $73.3 million or 17.2% and $28.0 million or 6.6%, respectively, at September 30, 2001.

         The Company derives its income principally from interest earned on loans, securities and its other investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits, borrowings, and other operating expenses.

         The Bank currently exceeds all applicable minimum regulatory capital requirements. At September 30, 2002, the Bank had Tier 1 risk-based, total risk-based and Tier 1 leverage capital levels of 13.05%, 14.29% and 7.57%, respectively, as compared to the minimum requirements of 4.0%, 8.0% and 4.0%, respectively.

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

LENDING ACTIVITIES

         GENERAL. At September 30, 2002, the Company's total loans receivable portfolio ("total loan portfolio") amounted to $247.9 million, or 59.9% of total assets at that date. The historic level of refinancing due to the level of interest rates and, to a lesser extent, the Company's continued efforts to diversify its loans receivable portfolio to a more broad based full service commercial banking philosophy attributed to the decrease of $50.5 million or 24.7% in residential mortgages to $153.9 million or 62.1% of the Company's total loan portfolio during the fiscal year ended September 30, 2002. During fiscal 2002, one-to-four family residential construction loans decreased by $2.0 million or 42.4% to $2.8 million; construction builder loans decreased $5.2 million or 41.0% to $7.5 million; multi-family residential and commercial real estate loans increased by $10.5 million or 23.6% to $55.0 million; home equity loans and lines, consumer loans and commercial loans increased $1.3 million or 4.9% to $28.8 million.

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

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                         September 30,
                                   --------------------------------------------------------------------------------------------
                                        2002               2001               2000               1999               1998
                                   ---------------    ---------------     -------------      -------------     --------------
                                   Amount       %     Amount       %      Amount     %       Amount     %      Amount      %
                                   ------      ---    ------      ---     ------    ---      ------    ---     ------     ---
                                                                     (Dollars in Thousands)
First mortgage loans:
  One-to-four family residential  $153,896    62.1%  $204,432    69.6%   $241,069   74.8%   $219,676   73.6%  $170,100   75.3%
  One-to-four family residential
    construction                     2,771     1.1      4,808     1.6       8,810    2.7      17,897    6.0      8,179    3.6
  Mortgage loans-construction
    Builder                          7,508     3.0     12,720     4.3      15,322    4.8      20,827    7.0     21,770    9.6
  Multi-family residential and
    commercial                      54,966    22.2     44,545    15.2      31,259    9.7      15,679    5.2      8,140    3.6
                                  --------   -----   --------   -----    --------  -----    --------  -----   --------  -----
                                   219,141    88.4    266,505    90.7     296,460   92.0     274,079   91.8    208,189   92.1
                                  --------   -----   --------   -----    --------  -----    --------  -----   --------  -----
Other loans:
  Commercial loans                   8,353     3.4      4,239     1.4       1,708    0.5       3,509    1.2      2,211    1.0
  Home equity loans and lines       18,549     7.5     20,839     7.1      21,508    6.7      18,556    6.2     13,372    5.9
  Consumer loans                     1,868     0.7      2,347     0.8       2,640    0.8       2,373    0.8      2,083    1.0
                                  --------   -----   --------   -----    --------  -----    --------  -----   --------  -----
                                    28,770             27,425              25,856             24,438            17,666
                                  --------           --------            --------           --------          --------
      Total loans receivable       247,911   100.0%   293,930   100.0%    322,316  100.0%    298,517  100.0%   225,855  100.0%
                                  --------   =====   --------   =====    --------  =====    --------  =====   --------  =====

  Allowance for loan losses         (3,023)            (2,644)             (2,238)            (1,957)           (1,738)
  Loans in process                  (4,496)            (6,892)            (13,222)           (18,997)          (12,227)
  Deferred loan fees                   329                451                 521                522                90
  Unamortized premium                   85                 60                  51                 --                --
                                  --------           --------            --------           --------          --------
     Loans receivable, net        $240,806           $284,905            $307,428           $278,085          $211,980
                                  ========           ========            ========           ========          ========

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Company's total loan portfolio, based on the contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                           Due 1-5 years       Due more than 5 years
                                          Due 1 year           after                 years after
                                           or less       September 30, 2002      September 30, 2002     Total
                                        -------------   --------------------   ---------------------   --------
                                                                 (In Thousands)
First mortgage loans:
  One-to-four family residential           $   176            $ 3,323                $150,397          $153,896
  One-to-four family residential
    construction                             2,771                 --                      --             2,771
  Mortgage loans-construction
    builder                                  7,508                 --                      --             7,508
  Multi-family residential and
    commercial                               3,385             13,682                  37,899            54,966

Other loans:
  Commercial loans                           7,607                746                      --             8,353
  Home equity loans and lines                3,851              3,418                  11,280            18,549
  Consumer loans                               543              1,241                      84             1,868
                                           -------            -------                --------          --------
    Total                                  $25,841            $22,410                $199,660          $247,911
                                           =======            =======                ========          ========

         The following table sets forth the dollar amount of total loans due after one year from September 30, 2002, as shown in the preceding table, which have fixed interest rates or floating or adjustable interest rates.

                                                                                Floating or
                                                              Fixed rate      adjustable-rate      Total
                                                            --------------   ------------------   --------
                                                                               (In Thousands)
First mortgage loans:
  One-to-four family residential                               $125,854            $27,866        $153,720
  One-to-four family residential construction                        --                 --              --
  Mortgage loans-construction builder                                --                 --              --
  Multi-family residential and commercial                        43,073              8,508          51,581
Other loans                                                      16,769                 --          16,769
                                                               --------            -------        --------
    Total                                                      $185,696            $36,374        $222,070
                                                               ========            =======        ========

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). During fiscal year 2002, the Company experienced historic levels of prepayments and repayments due to the levels of interest rates. The Company received $101.1 million, $66.7 million, and $51.1 million in loan principal repayments for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.

         ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Company are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Company's Board of Directors and management. Loan originations are obtained from a variety of sources, including existing customers, builders, realtors, brokers, walk-in customers, loan officers and advertising.

         Residential and commercial loan applications originated by the Company are generally processed at the Company's lending facility in Pittsburgh. The loan applications are initially processed by loan officers and, once completed, are submitted for approval. Certain residential mortgage and consumer transactions may be approved by individual officers under limits established by the Board of Directors. Loans above these limits and all commercial loans are submitted to the Bank's Loan Committee, which is comprised of the senior management of the Bank. The Loan Committee may approve loans up to $500,000. Loans in excess of $500,000 are submitted for approval to the Bank's Executive Committee. The Board of Directors receives a report of all loans approved at its monthly meeting.

         Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on the majority of first mortgage real estate loans originated by it. Borrowers also must obtain hazard insurance prior to closing and, when required, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         During fiscal 2002 and 2001, the Company purchased $1.6 million and $778,000 of loans qualifying under the Community Reinvestment Act ("CRA"). During fiscal 2001, the Company changed the maturity composition of its interest-bearing assets and improved liquidity levels by selling $6.2 million of its loan portfolio to decrease short-term borrowings and improve interest rate risk. During fiscal 2000 the Company sold $8.9 million of fixed rate and adjustable rate residential mortgage loans. The loan sales for fiscal 2001 and 2000 consisted of out of market loans with the sale proceeds reinvested in liquid agency securities with maturities ranging from one to five years.

         The following table shows total loan activity during the periods indicated.

                                                                                 Year Ended
                                                                                September 30,
                                                             -----------------------------------------------
                                                               2002                2001                2000
                                                             ---------           --------            --------
                                                                               (In Thousands)
Loan originations:
  First mortgage loans:
    One-to-four-family residential                           $   9,160           $  3,211             $36,912
    Construction                                                 5,048             13,314              20,196
    Multi-family residential and commercial                     29,868             19,489              16,828
                                                             ---------           --------             -------
       Total mortgage originations                              44,076             36,014              73,936
                                                             ---------           --------             -------
  Other loans:
    Commercial loans                                             4,850                 --                  --
    Home equity loans and lines                                  3,552              6,174               7,807
    Consumer loans                                                 945              1,540               2,014
                                                             ---------           --------             -------
    Total loans originated                                      53,423             43,728              83,757
                                                             ---------           --------             -------
Loans purchased                                                  1,648                778                  --
Loans and loan participations sold                                  --             (6,206)             (8,892)
Loan principal reductions                                     (101,090)           (66,686)            (51,066)
                                                             ---------           --------             -------
Net change in loan portfolio                                 $ (46,019)          $(28,386)            $23,799
                                                             =========           ========             =======

         A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities or other qualified collateral. At September 30, 2002, the Bank's limit on loans-to-one borrower was approximately $5.1 million as compared to $5.3 million at September 30, 2001. At September 30, 2002, the Company's five largest loans or groups of loans-to-one borrower, including persons or entities related to the borrower, ranged from an aggregate of $3.4 million to $4.5 million and are secured primarily by real estate located in the Company's primary market area. All of these loans were performing in accordance with their original terms at September 30, 2002.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Company had an aggregate of $153.9 million of one- to four-family residential loans in its loan portfolio at September 30, 2002. The Company's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), or other corporate investors. The Company's fixed-rate loans customarily include "due on sale" clauses, which give the Company the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

         In addition to conventional fixed-rate loans, the Company offers residential loans which reprice once during the loan term at the end of the seventh or fifteenth year, respectively. At such time, the loan's interest rate is generally adjusted based on the index value of the FHLMC net yield on 30-year fixed-rate mortgage loans plus a margin. These loans are typically based on a 30-year amortization schedule. The amount of any interest rate increase during the repricing period is limited to 5%. At September 30, 2002, the Company held an aggregate of $43.0 million of balloon mortgages in its loan portfolio.

         The Company also originates one-to-four family residential real estate loans which provide for an interest rate that adjusts every year or are fixed for a three and five year period and adjust every three and five years, respectively, after the initial period (such adjustable-rate loans are referred to as "ARMs"). The Company's one-year ARM adjusts every year in accordance with the one year U.S. Treasury securities with a constant maturity ("CMT") index. The interest rate adjustment for the Company's three and five year ARMs after the initial fixed period is based on the three and five year CMT index, respectively. The Company's ARMs are typically based on a 30-year amortization schedule. The amount of any increase or decrease after the initial term is limited to 2% per year, with a limit on the increase of 6% and on the decrease of 2% over the life of the loan. The Company qualifies the borrowers on its loans which are fixed for three or five years based on the initial rate and qualifies its borrowers for its one-year ARM based on the fully indexed rate. The adjustable rate loans offered by the Company may generally be converted to a fixed-rate loan within five years from the start of the initial adjustment period. The Company had $27.9 million and $41.6 million of ARMs in its loan portfolio as of September 30, 2002 and 2001, respectively, which represented 11.2% and 14.2% of the Company's total loan portfolio, respectively.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, are generally less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The Company's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan; however, the Company generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. At September 30, 2002, the Company had an aggregate of $153.9 million of one-to four family residential loans in its portfolio.

         CONSTRUCTION LOANS. The Company originates residential construction loans to local contractors, generally with whom it has an established relationship, and to individuals who have a contract with a contractor for the construction of their residence. The Company's construction loans are secured by property located primarily in the Company's primary market area. At September 30, 2002, the Company had an aggregate of $7.5 million in construction-builder loans and $2.8 million in one-to-four family residential construction loans in its portfolio.

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

         The Company's construction loans to local contractors are made on either a pre-sold or speculative (unsold) basis. However, the Company generally limits the number of unsold homes under construction by its contractors, with the amount dependent on the reputation and financial condition of the contractor, the present exposure of the contractor, the location of the property and prior sales of homes in the development. Construction loans to contractors are typically made with a maximum loan to value ratio of 80%. The Company estimates that approximately 75% of its construction loans to contractors are on a speculative basis.

         Prior to funding a construction loan, the Company requires an appraisal of the property by an independent state-licensed and qualified appraiser. One of the Bank's loan officers generally reviews and inspects each project. Loan proceeds are disbursed after inspections of the project by the appraiser based on a percentage of completion. The Company requires monthly interest payments during the construction term. The amount of funds available for advance under the Company's construction loans usually do not include any amount from which the borrower can pay the stated interest due thereon until completion of the loan term.

         Construction lending is generally considered to involve a higher level of risk as compared to permanent one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and contractors. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, builder construction loans to a contractor are not pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Non-accruing construction loans to builders amounted to $100,000 or 2.1% of total non-performing assets at September 30, 2002.

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

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company originates mortgage loans for the acquisition and refinancing of multi-family residential properties and properties secured by commercial real estate. The majority of the Company's commercial real estate loans are secured by office buildings and retail rental facilities, most of which are secured by property located in the Company's market area. The Company has become more active in the origination of commercial real estate lending primarily to diversify its loan receivable portfolio to a more broad based, full service commercial bank-like portfolio. Multi-family residential and commercial real estate loans increased $10.5 million or 23.6% to $55.0 million at September 30, 2002 compared to $44.5 million at September 30, 2001. There are currently 119 loans ranging from $3,000 to $3.9 million with an average balance of $462,000.

         The Company generally requires appraisals of all properties securing multi-family residential and commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Company, all of which are reviewed prior to funding. The Company considers, among other things, the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property.

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

         Multi-family residential and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market as well as regional and economic conditions generally.

         COMMERCIAL LOANS. The Company has continued to develop its commercial lending expertise. The Company offers line of credit commitments to lend on a short-term basis for working capital requirements of a borrower. Lines of credit are designed to meet seasonal working capital needs and are repaid from the liquidation of current assets. Generally, the term of a line of credit is up to one year and the outstanding balance may fluctuate between zero and the maximum amount of the line of credit at the borrower's request. The line of credit may be established as secured or unsecured. Security can be in the form of real estate (maximum loan to value of 80%) or by establishing a borrowing base for accounts receivable and inventory

(generally 75% of accounts receivable less than 90 days and 50% of raw and finished inventory). Additional lines of credit can be secured using a general security filing against all assets of the business. In this case, there is not a collateral formula established. At September 30, 2002 the Company had an aggregate of $8.4 million in commercial lines of credit.

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

         The Company's home equity loans and lines of credit are secured by the underlying equity in the borrower's home. Home equity loans generally have fixed interest rates and terms of five to 15 years. The Company's home equity loans generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company in 1995 began extending fixed rate, fixed term home equity loans up to 100% of loan-to-value. The Company prices these loans at a higher rate than those loans originated with a lower loan-to-value ratio. Home equity lines of credit generally have variable interest rates based on the prime and terms of 5 to 15 years. Home equity lines of credit generally require loan-to-value ratios of 80% or less after taking into consideration the first mortgage loan; however, the Company since 1995 has also been extending home equity lines of credit up to 100% of loan-to-value. In June 1997, the Company opened a loan center in Butler, Pennsylvania to generate and process home equity loans, home equity lines of credit and consumer loans. At September 30, 2002, the Company had $18.5 million of aggregate home equity loans and lines in its portfolio compared to $20.8 million at September 30, 2001. At September 30, 2002, the Company's portfolio had 636 home equity loans with an aggregate balance of $14.1 million ranging from $73 to $191,000 with an average balance of $22,000. Home equity lines of credit consisted of 214 loans with an aggregate balance of $4.4 million ranging from $29 to $623,000 with an average balance of $21,000.

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

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are credited and amortized in the same manner. The Bank recognized $4,000, $2,000 and $18,000 of net deferred loan fees during fiscal 2002, 2001 and 2000, respectively, in connection with loan refinancing, payoffs and ongoing amortization of outstanding loans.

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

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                         September 30,
                                            ---------------------------------------------------------------------
                                                2002          2001            2000          1999          1998
                                            ------------  -------------   ------------   -----------   ----------
                                                                   (Dollars in Thousands)
Non-accruing loans:
  First mortgage loans:
    One-to-four family residential             $1,664        $1,743          $1,579         $2,002        $2,545
    Construction                                  100           100             122          1,004           400
  Other loans:
    Commercial leases                              --            --               8             66           254
    Multifamily, residential and
      commercial                                2,209           683             187             --            --
                                               ------        ------          ------         ------        ------
      Total non-accruing loans                  3,973         2,526           1,896          3,072         3,199
                                               ------        ------          ------         ------        ------

Accruing loans greater than
  90 days delinquent:
  First mortgage loans:
    One-to-four family residential                 --            --              --             --            --
  Other loans:
    Consumer and other loans                       22             5              12             --            15
                                               ------        ------          ------         ------        ------
    Total accruing loans greater
      than 90 days delinquent                      22             5              12             --            15
                                               ------        ------          ------         ------        ------
    Total non-performing loans                  3,995         2,531           1,908          3,072         3,214
                                               ------        ------          ------         ------        ------

Real estate owned                                 788           700             644          1,957         1,274
                                               ------        ------          ------         ------        ------
    Total non-performing assets                $4,783        $3,231          $2,552         $5,029        $4,488
                                               ======        ======          ======         ======        ======

    Total non-performing loans as
      a percentage of total loans                1.61%         0.86%           0.59%          1.03%         1.42%
                                               ======        ======          ======         ======        ======

    Total non-performing assets as
      a percentage of total assets               1.16%         0.76%           0.58%          1.21%         1.20%
                                               ======        ======          ======         ======        ======

         For the year ended September 30, 2002, approximately $163,000 interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the year or since origination if held for part of the year. For the year ended September 30, 2002, no amount was included in net income for these same loans.

         For the year ended September 30, 2002, the Company's non-performing assets increased $1.6 million or 48.0% to $4.8 million from $3.2 million at September 30, 2001. The increase in total non-performing assets was primarily attributable to a $1.5 million or 223.4% increase in multi-family and commercial real estate loans, a $17,000 or 340.0% increase in consumer and other loans, and an $88,000 or 12.6% increase in foreclosed real estate, which were partially offset by a $79,000 or 4.5% decrease in one-to-four family residential mortgage loans.

         The total of six commercial loans aggregating $2.2 million had an average balance of $376,000 and ranged from $5,000 to $1.6 million. The aggregate includes one loan totaling $1.6 million that is well secured by a commercial office building in metropolitan Pittsburgh. Three of the six loans are partially guaranteed by the Small Business Administration ("SBA").

         A total of 17 one-to-four family residential loans aggregating $1.7 million had an average balance of $98,000 and ranged from $8,500 to $265,000. Non-accruing delinquent construction loans remained at $100,000 for the years ended September 30, 2002 and 2001. The Company has significantly increased its commercial originations over the past several years and does not attribute its non-performing assets to any specific weakness within the Company or in the marketplace generally.

         Real estate owned ("REO") properties increased $88,000 to $788,000. REO consists of 12 properties which range from $4,300 to $255,000. Each of these properties has been written down to its estimated net realizable value. Three of the properties were sold subsequent to September 30, 2002 at their net realizable value. Two of the properties have a sales agreement and the Company is awaiting a closing date. The remaining properties are either listed with a realtor or are in the process of being sold by the Company.

         ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated potential loss to the remaining unclassified loan portfolio. Activity for the period under analysis is also taken into account (charge offs, recoveries). While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

         The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received.

         For each of the fiscal years ended September 30, 2002, 2001, and 2000, the Company recorded provisions for losses on loans of $420,000, $600,000, and $600,000, respectively. Provision for loan losses decreased $180,000 from $600,000 for fiscal year 2001 when compared to $420,000 for fiscal year 2002. Although non-performing assets increased in the commercial real estate portfolio by $1.5 million or 223.4%, these loans are secured by office buildings and retail rental facilities, most of which are secured by property located in the Company's market area.

         The following table sets forth an analysis of the Company's allowance for loan losses during the periods indicated.

                                                                             Year Ended
                                                                            September 30,
                                                ----------------------------------------------------------------------
                                                   2002           2001          2000              1999          1998
                                                ----------     ----------    ----------        ----------    ---------
                                                                       (Dollars in Thousands)
Balance at beginning of period                    $2,644         $2,238        $1,957            $1,738        $1,419
                                                  ------         ------        ------            ------        ------

Charge-offs:
  First mortgage loans:
    One-to-four family residential                   112            179           164               244           150
  Other loans:
    Commercial leases                                 --             --             7               131           126
    Consumer and other loans                          45             57           152                24            48
                                                  ------         ------        ------            ------        ------
                                                     157            236           323               399           324
                                                  ------         ------        ------            ------        ------
Recoveries:
  First mortgage loans:
    One-to-four family residential                   101             20            --                --            32
  Other loans:
    Consumer and other loans                          15             22             4                18             1
                                                  ------         ------        ------            ------        ------
Net charge-offs                                       41            194           319               381           291
                                                  ------         ------        ------            ------        ------

Provision for losses on loans                        420            600           600               600           610
                                                  ------         ------        ------            ------        ------

Balance at end of period                          $3,023         $2,644        $2,238            $1,957        $1,738
                                                  ======         ======        ======            ======        ======

Allowance for loan losses as a percent
 of total loans outstanding                         1.26%          0.93%         0.73%             0.70%         0.77%
                                                  ======         ======        ======            ======        ======

Allowance for loan losses to total non-
 performing loans                                  75.67%        104.46%       117.30%            63.70%        54.08%
                                                  ======         ======        ======            ======        ======

Ratio of net charge-offs to average
 loans outstanding                                  0.02%          0.06%         0.10%             0.16%         0.15%
                                                  ======         ======        ======            ======        ======

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                   September 30,
                         --------------------------------------------------------------------------------------------------
                                2002                2001                2000                1999                1998
                         ------------------  ------------------  ------------------  ------------------  ------------------
                                 Percent of          Percent of          Percent of          Percent of          Percent of
                                  Loans In            Loans In            Loans In            Loans In            Loans In
                                    Each                Each                Each                Each                Each
                                  Category            Category            Category            Category            Category
                                  To Total            To Total            To Total            To Total            To Total
                         Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                         ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
                                                                  (Dollars in Thousands)
Residential real
  estate                 $  832    63.18%    $1,141    71.17%    $1,357    77.95%    $1,265    78.72%    $1,258     86.53%
Commercial real
  estate                  1,308    25.11      1,163    19.35        625    13.77        508    12.71        286     11.74
Commercial
  loans                     757     3.45        187     1.49        104     0.56        153     1.26        168      1.05
Consumer                    126     8.26        153     7.99        152     7.72         31     7.31         26      0.68
                         ======   ======     ======   ======     ======   ======     ======   ======     ======    ======
  Total                  $3,023   100.00%    $2,644   100.00%    $2,238   100.00%    $1,957   100.00%    $1,738    100.00%

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At September 30, 2002, the Company's mortgage-backed securities portfolio had a carrying value and fair value of $82.0 million and $84.1 million, respectively.

         The Company continues to work toward changing its asset mix and improving its interest rate risk position. During fiscal 2002, the Company received $28.5 million in repayments on mortgage-backed securities as well as $101.1 million in loan principal prepayments and repayments primarily as a result of the decrease in interest rates. During fiscal 2002, the Company purchased an aggregate of $41.6 million of mortgage-backed securities as compared to $32.4 million purchased during fiscal 2001. During fiscal 2002, the Company sold $3.2 million of mortgage-backed securities compared to $10.6 million sold during fiscal 2001, and $9.5 million sold during fiscal 2000.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                 September 30,
                                                       ----------------------------------
                                                          2002        2001        2000
                                                       ----------  ----------  ----------
                                                            (Dollars in Thousands)
GNMA certificates                                       $15,434     $25,202     $40,758
FNMA certificates                                        30,040      20,850      11,261
FHLMC certificates                                       18,249      13,620       5,286
Collateralized mortgage obligations                      17,307      11,475       4,515
                                                        -------     -------     -------
                                                         81,030      71,147      61,820

Unamortized premiums                                        983         799         452
Unearned discounts                                           20          37         (95)
                                                        -------     -------     -------
                                                         81,993      71,909      62,177
FASB 115 adjustment                                       2,074       1,375      (1,896)
                                                        -------     -------     -------
                                                        $84,067     $73,284     $60,281
                                                        =======     =======     =======
Weighted average interest rate                             5.16%       5.62%       6.20%
                                                        =======     =======     =======

         The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                                                     At or For the Year Ended
                                                                           September 30,
                                                                     ------------------------
                                                                        2002         2001
                                                                     ----------   -----------
                                                                          (In Thousands)
Mortgage-backed securities at beginning of period                     $ 73,284     $ 60,281
Purchases                                                               41,588       32,386
Sales                                                                   (3,219)     (10,598)
Repayments                                                             (28,486)     (11,855)
Accretion and amortization, net                                            201         (201)
Gain (loss) on mortgage-backed securities                                  699        3,271
                                                                      --------     --------
Mortgage-backed securities at end of period                           $ 84,067     $ 73,284
                                                                      ========     ========

         In recent years, the Company's investment decisions have been directed, in part, at increasing the interest-rate sensitivity of its assets. Accordingly, the Company has emphasized investing in adjustable-rate mortgage-backed securities and short-term, fixed-rate investments. Previously, the Company had invested significantly in fixed-rate mortgage-backed securities. At September 30, 2002, $17.6 million or 20.9% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

         The following table sets forth the amount of the Company's mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2002.

                                                    Contractually Maturing
                            -------------------------------------------------------------------------
                                     Weighted          Weighted           Weighted           Weighted
                             Under   Average    1-5    Average   5-10     Average   Over 10   Average
                            1 Year    Yield    Years    Yield    Years     Yield     Years     Yield
                            ------   --------  -----   --------  -----    --------  -------  --------
                                                    (Dollars in Thousands)
GNMA certificates           $  --       --%    $   --     --%     $  361    6.50%   $15,073    6.49%
FNMA certificates             106     5.64         --     --       2,023    6.26     27,911    5.01
FHLMC certificates             --       --      2,940   3.41          --      --     15,309    5.18
Collateralized
 mortgage obligations          --       --      1,727   5.00       1,000    3.83     14,580    4.30
                            -----    -----     ------   ----      ------    ----    -------    ----
                            $ 106     5.64%    $4,667   4.00%     $3,384    5.56%   $72,873    5.21%
                            =====    =====     ======   ====      ======    ====    =======    ====

Due to prepayments and repayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

         OTHER INVESTMENT SECURITIES. The investment policy of the Company, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The Company's investment policy is currently implemented by the Bank's Executive Vice President and Chief Financial Officer and is overseen by the Asset/Liability Management Committee of the Board of Directors. The Bank's Executive Vice President and Chief Financial Officer is authorized to invest in various types of securities, and in recent years, the emphasis has been on U.S. Treasury and agency obligations, municipal securities and corporate debt securities. There are no aggregate limits on the investment portfolio, however, there are certain limits on specific product types (e.g., no limit on U.S. Government and agency obligations; municipal securities are limited to 10% of the Bank's capital). The Company's investment portfolio increased $23.0 million or 22.7% between September 30, 2001 and September 30, 2002. The Company purchased an aggregate of $10.3 million of mutual funds, $3.1 million of municipal bonds, and $3.0 million of U.S. Government and agencies. The Company's investment portfolio increased $2.1 million or 2.1% between September 30, 2000 and September 30, 2001.

         The following table sets forth certain information relating to the Company's investment portfolio at the dates indicated.

                                                          September 30,
                                                  ---------------------------
                                                    2002     2001      2000
                                                  -------   -------   -------
                                                       (In Thousands)
U.S. Government and agency obligations            $14,036   $13,499   $25,701
Adjustable rate mortgage funds                     10,273        --        --
Trust preferred securities                         10,881    10,271    13,194
                                                  -------   -------   -------
                                                  $35,190   $23,770   $38,895
                                                  =======   =======   =======

         The following table sets forth the amount of the Company's investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2002.

                                                            Contractually Maturing
                         ---------------------------------------------------------------------------------------------------
                                       Weighted                 Weighted                 Weighted                   Weighted
                         Under 1        Average        1-5       Average       5-10       Average      Over 10       Average
                          Year          Yield         Years       Yield       Years        Yield        years         Yield
                         -------       --------      -------    --------     -------     --------      -------      --------
                                                               (Dollars in Thousands)
U.S. Government
  and agency
  obligations            $4,000         6.26%        $6,050       6.05%        $955        4.99%       $ 2,615        5.20%
Trust preferred
  securities                 --           --             --         --           --          --        $16,002        7.99%

The actual maturity of the Company's investment securities may differ from contractual maturity since certain of the Company's investment securities are subject to call provisions which allow the issuer to accelerate the maturity date of the security.

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan and mortgage-backed security principal repayments and prepayments and advances from the FHLB of Pittsburgh. Loan and mortgage-backed security repayments are generally a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. During fiscal year 2002, loan repayments and prepayments increased significantly as a result of the level of refinancings and decrease in interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

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

         The Company's deposits are obtained primarily from residents of Allegheny County and Butler County, Pennsylvania. The Company also utilizes wholesale certificates and also participates in various competitive bidding processes for government entity deposits. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at September 30, 2002.

         Deposits decreased $16.8 million or 7.9% primarily as a result of a $6.1 million decrease in retail deposits and a $10.7 million decrease in wholesale certificates of deposit. The decrease in retail deposits is primarily the result of short term certificates of deposit that matured during the period that the Company chose not to reprice aggressively due to the current interest rate environment. At September 30, 2002, the Company had $8.4 million in wholesale deposits, and had procured certificates of deposit with the following government entities: $1.0 million with the County of Allegheny, $1.0 million with the School District of Pittsburgh, and $700,000 with the Commonwealth of Pennsylvania. Although market demand generally dictates deposit maturities and rates, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals. See "Item 2. Properties" for amount of deposits for each of the Bank's branches. Subsequent to September 30, 2002, the Company sold its Bethel Park and Mt. Oliver offices in two separate transactions. Total deposits sold in these transactions were approximately $16.4 million. The transactions resulted in a net pre-tax gain of approximately $465,000.

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                            September 30,
                            -----------------------------------------------------------------------------
                                      2002                       2001                      2000
                            ------------------------   ------------------------   -----------------------
                              Amount      Percentage    Amount     Percentage      Amount     Percentage
                            --------      ----------   --------    ----------    ---------    ----------
                                                     (Dollars in Thousands)
Passbook accounts           $ 28,657        14.6%      $ 25,436       11.9%       $ 26,099        12.7%
Money market                  18,168         9.3         16,067        7.5           8,791         4.3
Interest checking             14,800         7.5         15,611        7.3          14,338         7.0
Noninterest checking          12,327         6.3          8,465        4.0           7,026         3.4
Certificates of deposit      122,270        62.3        147,432       69.2         149,426        72.6
                            --------       -----       --------      -----        --------       -----
Total deposits              $196,222       100.0%      $213,011      100.0%       $205,680       100.0%
                            ========       =====       ========      =====        ========       =====

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                               September 30,
                                -------------------------------------------------------------------------
                                         2002                      2001                      2000
                                -----------------------    ---------------------    ---------------------
                                                Average                 Average                  Average
                                 Average         Rate       Average       Rate       Average      Rate
                                 Balance         Paid       Balance       Paid       Balance      Paid
                                --------       --------    ---------    --------    --------    ---------
                                                             (Dollars in Thousands)
Passbook accounts               $ 27,232         1.87%     $ 25,568       2.29%     $ 27,214      2.44%
Money market                      18,116         1.91        11,507       4.13         7,949      3.88
Interest checking                 14,662         1.28        15,127       1.26        13,566      1.40
Noninterest checking               9,123           --         7,138         --         5,416        --
Certificates of deposit          128,285         5.05       145,315       6.21       125,197      5.71
                                --------         ----      --------       ----      --------      ----
  Total deposits                $197,418         3.81%     $204,655       5.02%     $179,342      4.64%
                                ========         ====      ========       ====      ========      ====

         The following table sets forth the savings activities of the Company during the periods indicated.

                                                                       Year Ended September 30,
                                                        ------------------------------------------------------
                                                            2002                2001                  2000
                                                        -------------       -------------        -------------
                                                                            (In Thousands)
(Decrease)/increase before interest
  credited                                                $(22,876)            $ (921)              $29,957
Interest credited                                            6,088              8,252                 6,260
                                                          --------             ------               -------
Net (decrease)/increase in deposits                       $(16,788)            $7,331               $36,217
                                                          ========             ======               =======

         The following table shows the interest rate and maturity information for the Company's certificates of deposit at September 30, 2002.

                                                      Maturity Date
                          ----------------------------------------------------------------------
                            One Year       Over           Over           Over
                            or Less      1-2 Years      2-3 Years       3 Years         Total
                          -----------   -----------     ----------     ----------     ----------
                                                      (In Thousands)
0.00  -  2.00%               $ 3,566      $    --         $   --        $    --        $  3,566
2.01  -  4.00%                29,719       18,072          2,881             68          50,740
4.01  -  6.00%                 6,369        5,145          4,433         26,958          42,905
6.01  -  8.00%                18,998        3,551          1,166          1,332          25,047
8.01  -  10.00%                   12           --             --             --              12
                             -------      -------          ------       -------        --------
  Total                      $58,664      $26,768          $8,480       $28,358        $122,270
                             =======      =======          ======       =======        ========

         The following table sets forth the maturities of the Company's certificates of deposit having principal amounts of $100,000 or more at September 30, 2002.

Certificates of deposit maturing
        in quarter ending:
--------------------------------                            --------------
                                                            (In Thousands)
December 31, 2002                                               $ 4,409
March 31, 2003                                                    2,470
June 30, 2003                                                     2,813
September 30, 2003                                                1,436
After September 30, 2003                                         19,669
                                                                -------
Total certificates of deposit with
  balances of $100,000 or more                                  $30,797
                                                                =======

         BORROWINGS. The Company may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At September 30, 2002, the Company had $161.9 million of advances from the FHLB of Pittsburgh.

         The following table sets forth information with respect to the Company's FHLB advances during the periods indicated.

                                                      At or For the Year Ended September 30,
                                             ------------------------------------------------------
                                                  2002                 2001                2000
                                             -------------        -------------       -------------
                                                             (Dollars in Thousands)
Maximum balance                                 $161,888             $178,717            $203,767
Average balance                                  158,588              162,226             212,861
Year end balance                                 161,888              156,316             176,217
Weighted average interest rate:
  At end of year                                    5.97%                6.12%               6.36%
  During the year                                   6.12%                6.32%               6.14%

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

SUBSIDIARIES

         As of September 30, 2002, the Bank was the Company's only bank subsidiary. See "Item 1. Business-General."

         The Company's other wholly owned subsidiary, Pittsburgh Home Capital Trust I (the "Trust") is a Delaware business trust formed in December 1997 to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities. These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I. The Trust purchased junior subordinated deferrable interest debentures which were issued by the Company. See Note 8 to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

         The Company's majority owned subsidiary, PSG, a Pennsylvania limited liability company, was formed in April 2002 for the purpose of engaging in the title insurance business, settlement and escrow business, and related or ancillary activities. The Company has an 80% equity interest and an 84% voting interest in PSG. An unrelated limited liability company and two individuals have the remaining minority interest.

         FraMal is a wholly owned subsidiary of the Bank, incorporated in Delaware, in November 2001 for the purpose of warehousing various assets.

EMPLOYEES

         The Company had 74 full-time employees and 6 part-time employees as of September 30, 2002.

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

         RECENT LEGISLATION. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

   - The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

   - The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

   - The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

   - The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

   - The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

   - The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

   - Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, among other things, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

THE COMPANY

         GENERAL. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA") and is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department. In December 2001, the Company filed a declaration to become a financial holding company which became effective December 20, 2001.

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

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the

BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

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

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. Section 23B also applies to "covered transactions" as well as certain other transactions between a savings institution and an affiliate. Section 23B requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate.

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

         At September 30, 2002, the Company was in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         FINANCIAL SUPPORT OF AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of judicial precedent.

         PAYMENT OF DIVIDENDS. It is the current policy of the Board of Directors of the Bank to pay regular dividends quarterly on its outstanding common stock, solely owned by the Company. The dividend may be increased or decreased from time to time at the discretion of the Board of Directors and is dependent primarily upon the net earnings, financial condition, capital requirements, and regulatory restrictions of the Bank. It is the intention of the Bank to continue to pay dividends to the Company in amounts sufficient to fund the regular quarterly dividend payment to the Company's stockholders. No dividends shall be paid if the Bank's capital to assets ratio falls below 4%.

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

         FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured by the SAIF, which is administered by the FDIC. Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital. SAIF assessment rates are then tied to the level of an institution's supervisory concern based on risk classifications derived from the capital groups. Rates for the third quarter of 2002 ranged from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the third quarter of 2002 was .0172% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

         Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 2002, the Bank's regulatory capital exceeded all of its capital requirements.

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

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 4% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2002, the Bank met each of its capital requirements.

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

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2002, the Bank exceeded the Department's capital guidelines.

         ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or not otherwise authorized by the FDIC must cease the impermissible activity.

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

REGULATORY AGREEMENTS

         As previously reported, during fiscal 2000, the Bank entered into a Memorandum of Understanding ("MOU") with the Department and the FDIC. The Company also entered into a MOU with the Federal Reserve Bank of Cleveland ("FRB"). Based on a joint examination of the Bank, the Department and the FDIC rescinded the MOU on June 23, 2001. On October 1, 2001, the FRB notified the Company that based on its latest examination of the Company the MOU has been terminated effective as of September 5, 2001.

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

         Under the Small Business Act, the PTI Method was repealed and the Bank is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning October 1, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning October 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of September 30, 1996 over (a) the greater of the balance of such reserves as of September 30, 1987 or (b) an amount that would have been the balance of such reserves as of September 30, 1996 had the Bank always computed the additions to its reserves using the Experience Method.

         At September 30, 2002, the federal income tax reserves of the Bank included $3.17 million of federal income tax bad debt reserves, of this amount, $2.89 million and $135,750 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Bank will recapture into income approximately $24,000 per year over the six year period which was set to begin October 1, 1996, however, the Bank was eligible to suspend until 1998 the recapture under the residential loan exemption.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At September 30, 2002, the Bank had no NOL carryforwards for federal income tax purposes.

         AUDIT BY IRS. The Bank's federal income tax returns for taxable years through September 30, 1999 have been closed for the purpose of examination by the Internal Revenue Service.

         STATE TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2002 is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

ITEM 2.   PROPERTIES

         The following table sets forth certain information with respect to the Bank's offices at September 30, 2002.

                                                                       Net Book              Amount of
                                                                       Value of             Deposits at
Description/Address                            Leased/Owned            Property          September 30, 2002
-------------------                           ---------------       --------------      --------------------
                                                                     (In Thousands)
Administrative Office:

1001 Village Run Road                             Leased(1)               $  594              $    5,359
Wexford, Pennsylvania 15090

Lending Office:

225 Ross Street, 6th Floor                        Leased(2)                  128                      --
Pittsburgh, Pennsylvania  15219

Branch Offices:

441 Smithfield Street                             Leased(3)                  359                  37,913(3)
Pittsburgh, Pennsylvania 15222

125 Brownsville Road                              Owned(4)                    20                  12,284
Pittsburgh, Pennsylvania  15210

4900 Liberty Avenue                               Owned(5)                 1,671                  31,972
Pittsburgh, Pennsylvania  15224

100 North Main Street                             Owned(6)                   439                  61,536
Butler, Pennsylvania  16001

799 Castle Shannon Boulevard                      Leased(7)                   --                  12,023
Pittsburgh, Pennsylvania  15234

2905 West Liberty Avenue                          Owned                      456                  15,550
Pittsburgh, Pennsylvania  15216

5001 Library Road                                 Leased(8)                    4                   7,626
Bethel Park, Pennsylvania 15102

550 Marketplace Drive                             Owned(9)                   668                  11,959
Oakdale, Pennsylvania 15071                                               ------                --------
                                                                          $4,339                $196,222
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

(3) This branch office relocated August 7, 2000. This property is subject to a lease which expires on August 31, 2010 and has two five year renewal options. Includes $11.1 million in wholesale certificates.

(4) The Bank sold this branch office to the First National Bank of Pennsylvania on December 13, 2002.

(5)      This branch office relocated to this new facility on February 22, 2000.

(6) On June 1, 1997, the Bank opened a loan center in the same building as the branch office to generate home equity loans, home equity lines of credit and consumer lending.

(7) This branch office opened on October 16, 1995. This property is subject to a lease which expires on October 16, 2005.

(8) This branch office opened on October 15, 1997. This property was subject to a lease which expired on October 19, 2002. The Bank sold this branch office to Brentwood Bank on November 1, 2002.

(9)      This branch office opened on March 15, 1999.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         STOCK INFORMATION

         Pittsburgh Financial Corp.'s common stock is traded on The Nasdaq Stock Market under the symbol "PHFC." As of December 13, 2002, Pittsburgh Financial Corp. had 1,408,699 shares of common stock outstanding and approximately 1,200 stockholders.

         STOCK PRICE

         The following table illustrates Pittsburgh Financial Corp.'s high and low quarterly closing stock price on The Nasdaq Stock Market and the cash dividends per share paid during the year.

QUARTER ENDED                 HIGH                 LOW             DIVIDENDS
September 2002               $14.00              $10.65               $.09
June 2002                     15.00               13.50                .09
March 2002                    14.06               11.16                .09
December 2001                 12.93               11.00                .09

September 2001               $13.15              $11.00               $.09
June 2001                     11.50               10.51                .09
March 2001                    12.00                9.00                .09
December 2000                  9.00                6.38                .09

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

                                                                           As of or For the
                                                                        Year Ended September 30,
                                             -----------------------------------------------------------------------------
                                               2002             2001              2000             1999             1998
                                             --------         --------          --------         --------         --------
                                                                       (Dollars in Thousands)
SELECTED FINANCIAL AND OTHER DATA:
Total assets                                 $413,663         $427,069          $438,419         $415,742         $374,279
Investment securities                          40,229           28,003            38,895           33,832           57,109
Mortgage-backed securities                     84,067           73,284            60,281           75,913           84,515
Loans receivable, net                         240,806          284,905           307,428          278,085          211,981
Cash and cash equivalents                      23,819           22,360             7,108            5,319            4,476
Deposits                                      196,222          213,011           205,680          169,463          153,983
FHLB advances                                 161,888          156,316           176,217          184,067          155,267
Reverse repurchase agreements                  20,000           20,000            20,000           25,000           25,000
Stockholders' equity                           23,022           23,310            21,419           22,026           24,799
Non-performing assets(1)                        4,783            3,231             2,552            5,029            4,488
Full-service offices at end of period               9                9                 9                9                8

SELECTED OPERATING DATA:
Interest income                              $ 27,032         $ 30,533          $ 30,975         $ 27,659         $ 24,414
Interest expense                               19,255           22,725            22,446           19,017           16,513
                                             --------         --------          --------         --------         --------
Net interest income                             7,777            7,808             8,529            8,642            7,901
Provision for losses on loans                     420              600               600              600              610
                                             --------         --------          --------         --------         --------
Net interest income after
  provision for losses on loans                 7,357            7,208             7,929            8,042            7,291
Extinguishment of facility lease                   --               --              (202)              --               --
Net gain on sale of fixed assets                   --               --               550               --               --
Net loss on sale of loans                          --               16               (18)              --               --
Gain (loss) on trading/sale of securities           9              (81)             (172)             (10)            (208)
Other noninterest income                        1,861            1,073               963            1,015              817
Other noninterest expenses                      8,050            7,922             7,400            5,727            5,114
Income before income taxes                      1,177              294             1,650            3,320            2,786
Income taxes                                      379               85               483            1,031              884
                                             --------         --------          --------         --------         --------
Net income                                   $    798         $    209          $  1,167         $  2,289         $  1,902
                                             ========         ========          ========         ========         ========

PER COMMON SHARE:
Basic earnings per share                     $    0.60        $   0.14          $   0.75         $   1.43         $   1.10
Basic earnings per share(2)                       0.57            0.14              0.77             1.44             1.11
Diluted earnings per  share                       0.58            0.14              0.75             1.39             1.05
Diluted earnings per share(2)                     0.55            0.26              0.77             1.40             1.06
Cash dividends                                    0.36            0.36              0.36             0.28             0.31
Return of Capital Distribution                      --              --                --               --             2.43

                                                                     As of or For the
                                                                  Year Ended September 30,
                                               -----------------------------------------------------------------
                                                  2002          2001          2000         1999          1998
                                               ----------    ----------    ----------   ----------    ----------
                                                                     (Dollars in Thousands)
SELECTED OPERATING RATIOS:
Average yield earned on
  interest-earning assets                          6.82%        7.39%         7.48%          7.31%        7.51%
Average rate paid on interest-
  bearing liabilities                              5.10         5.81          5.65           5.27         5.41
Average interest rate spread(3)                    1.72         1.58          1.83           2.04         2.10
Net interest margin(3)                             1.96         1.89          2.06           2.28         2.43
Ratio of interest-earning assets
  to interest-bearing liabilities                105.12       105.54        104.31         104.91       106.45
Net interest income to operating expenses          0.96         0.99          1.18           1.51         1.55
Operating expenses as a
  percent of average assets                        1.96         1.83          1.68           1.46         1.50
Dividend payout ratio                             63.55       275.61         52.93          21.96        31.79
Return on average assets                           0.18         0.09          0.27           0.59         0.56
Return on average equity                           3.58         0.91          5.58           9.74         7.33
Ratio of average equity to average assets          5.38         5.35          4.86           6.01         7.66

ASSET QUALITY RATIOS(4):
Non-performing loans as a percent
  of total loans                                   1.61%        0.86%         0.59%          1.03%        1.42%
Non-performing assets as a percent
  of total assets                                  1.16         0.76          0.58           1.21         1.20
Allowance for loan losses as a
  percent of net loans                             1.22         0.90          0.73           0.70         0.82
Allowance for loan losses as a
  percent of non-performing loans                 75.67       104.46        117.30          63.68        54.08

BANK CAPITAL RATIOS(4):
Tier 1 risk-based capital ratio                   13.05%       14.44%        14.47%         16.16%       18.37%
Total risk-based capital ratio                    14.29        15.62         15.46          17.11        19.40
Tier 1 leverage capital ratio                      7.57         7.77          7.33           7.87         8.29

-------------------

(1) -- Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of non-accrual loans and accruing loans 90 days or more past due, while REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(2) -- Excludes impact of trading activities and sales of available for sale securities.

(3) -- Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

(4) -- Asset Quality Ratios and Bank Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this report and in the Company's other Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

CHANGES IN FINANCIAL CONDITION

         The Company's assets decreased $13.4 million or 3.1% from $427.1 million at September 30, 2001 to $413.7 million at September 30, 2002. Cash and interest-bearing deposits increased $1.4 million or 6.25% to $23.8 million at September 30, 2002 compared to $22.4 million at September 30, 2001. Investment securities increased $23.0 million or 22.7% from $101.3 million at September 30, 2001 to $124.3 million at September 30, 2002. Bank owned life insurance was purchased during the year and totaled $6.3 million at September 30, 2002. The Company's net loans receivable decreased $44.1 million or 15.5% from $284.9 million at September 30, 2001 to $240.8 million at September 30, 2002. The decrease is primarily attributable to $101.1 million of prepayments and repayments received on residential mortgage loans as a result of the historic level of refinancing due to the levels of interest rates. In addition, the Company is continuing its efforts to diversify its loans receivable portfolio to a more broad based full service commercial lending philosophy. For the year ended September 30, 2002, multi-family residential and commercial real estate loans increased $10.4 million or 23.4%. Commercial term loans and lines of credit increased $4.1 million or 97.1%; one-to-four family residential and residential construction loans decreased $52.6 million or 25.1%; home equity loans and lines decreased by $2.3 million or 11.09%; and consumer loans decreased by $479,000 or 20.4%. The Company's investment in FHLB Stock increased $276,000 from $7.8 million at September 30, 2001 to $8.1 million at September 30, 2002. The increase in FHLB stock is primarily due to an increase of $5.6 million in FHLB advances which increased the required amount of stock to be purchased by the Bank.

         Total liabilities decreased $13.1 million or 3.3% to $390.6 million at September 30, 2002 compared to $403.8 million at September 30, 2001. The decrease was primarily due to a $16.8 million or 7.9% decrease in deposits partially offset by an increase in FHLB advances. The Company's FHLB advances increased from $156.3 million at September 30, 2001 to $161.8 million at September 30, 2002, an increase of $5.6 million or 3.6%. Reverse repurchase agreements totaled $20.0 million at September 30, 2001 and 2002. Guaranteed preferred beneficial interest in subordinated debt decreased $1.1 million or 10.1% from $10.9 million at September 30, 2001 to $9.8 million at September 30, 2002 as the Company repurchased approximately $1.2 million of the outstanding securities at an average cost of $9.47 per share.

         Deposits decreased $16.8 million or 7.9% primarily as a result of a $6.1 million decrease in retail deposits and a $10.7 million decrease in wholesale certificates of deposit. The decrease in retail deposits was the result of short term certificates of deposit that matured during the period that the Company chose not to reprice aggressively due to the current interest rate environment. At September 30, 2002, the Company had $8.4 million in wholesale deposits, and had procured certificates of deposit with the following government entities: $1.0 million with the County of Allegheny, $1.0 million with the School District of Pittsburgh, and $700,000 with the Commonwealth of Pennsylvania. Although market demand generally dictates deposit maturities and rates, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals. See "Item 2. Properties" for amount of deposits for each of the Bank's branches. Subsequent to September 30, 2002, the

Company sold its Bethel Park and Mt. Oliver offices in two separate transactions. Total deposits sold in these transactions were approximately $16.4 million. The transactions resulted in a net pre-tax gain of approximately $465,000.

         Total stockholders' equity decreased $320,000 or 1.4% to $23.0 million at September 30, 2002 compared to $23.3 million at September 30, 2001. The net decrease was primarily attributable to the purchase of treasury shares totaling $1.5 million and $507,000 in cash dividends paid, partially offset by an increase in comprehensive income of $609,000.

        AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods and at the date indicated, information regarding the Company's average balance sheet. Information is based on average daily balances during the periods presented.


                                                                    Year Ended September 30,
                                  At September 30,  --------------------------------------------------------------
                                        2002                     2002                             2001
                                  ----------------  -------------------------------  -----------------------------
                                       Average                             Average                         Average
                                       Yield/        Average               Yield/     Average              Yield/
                                       Rate(1)       Balance   Interest    Rate(1)    Balance   Interest   Rate(1)
                                  ----------------  ---------  --------  ----------  ---------  --------  --------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Investment securities                 5.81%       $ 39,060   $  2,538     6.50%    $ 44,334    $ 3,314     7.48%
  Mortgage-backed securities            5.16          81,793      4,303     5.26       61,016      3,832     6.28
  Loans receivable(1):                  7.54
    First mortgage loans                7.55         182,766     13,732     7.51      234,726     17,888     7.62
    Other loans                         7.54          81,406      6,289     7.73       65,236      5,237     8.03
                                                    --------   --------              --------    -------
      Total loans receivable            1.38         264,172     20,021     7.58      299,962     23,125     7.71
  Other interest-earning assets                       11,492        170     1.48        7,608        262     3.44
                                                    --------   --------   ------     --------    -------
    Total interest-earning assets       6.58%        396,517   $ 27,032     6.82%     412,920    $30,533     7.39%
                                        ====                   ========   ======                 =======   ======

Noninterest-earning assets                            17,177                           14,759
                                                    --------                         --------
    Total assets                                    $413,694                         $427,679
                                                    ========                         ========
Interest-bearing liabilities:
  Deposits                              3.54%       $188,295   $  7,522     3.99%    $197,517    $10,336     5.23%
  FHLB advances and other               6.07         178,588     10,826     6.06      182,226     11,380     6.24
  Guaranteed preferred beneficial
     interests in subordinated debt     8.81          10,339        907     8.77       11,500      1,009     8.77
                                        ----        --------   --------   ------     --------    -------   ------
    Total interest-bearing
      liabilities                       4.91%        377,222   $ 19,255     5.10%     391,243    $22,725     5.81%
                                        ====                   ========   ======                 =======   ======
Noninterest-bearing liabilities                       14,196                           13,575
                                                    --------                         --------
    Total liabilities                                391,418                          404,818
Stockholders' equity                                  22,276                           22,861
                                                    --------                         --------
    Total liabilities and retained
      earnings                                      $413,694                         $427,679
                                                    ========                         ========
Net interest-earning assets                         $ 19,295                         $ 21,677
                                                    ========                         ========
Net interest income/interest
  rate spread                           1.67%                  $  7,777     1.72%                $ 7,808     1.58%
                                        ====                   ========   ======                 =======   ======
Net interest margin(2)                                                      1.96%                            1.89%
                                                                          ======                           ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                            105.12%                          105.54%
                                                                          ======                           ======

                                          Year Ended September 30,
                                        ----------------------------
                                                    2000
                                        ----------------------------
                                                             Average
                                         Average              Yield/
                                         Balance   Interest  Rate(1)
                                        ---------  --------  -------
                                           (Dollars in Thousands)
Interest-earning assets:
  Investment securities                 $ 40,755   $ 3,122     7.66%
  Mortgage-backed securities              65,048     4,349     6.69
  Loans receivable(1):
    First mortgage loans                 262,905    20,077     7.61
    Other loans                           41,743     3,266     7.82
                                        --------   -------
      Total loans receivable             304,648    23,343     7.66
  Other interest-earning assets            3,260       161     4.45
                                        --------   -------
    Total interest-earning assets        414,071   $30,975     7.48%
                                                   =======   ======
Noninterest-earning assets                16,014
                                        --------
    Total assets                        $430,085
                                        ========
Interest-bearing liabilities:
  Deposits                              $172,619   $ 8,320     4.82%
  FHLB advances and other                212,861    13,117     6.16
  Guaranteed preferred beneficial
     interests in subordinated debt       11,500     1,009     8.77
                                        --------   -------   ------
    Total interest-bearing
      liabilities                        396,980   $22,446     5.65%
                                                   =======   ======
Noninterest-bearing liabilities           12,204
                                        --------
    Total liabilities                    409,184
Stockholders' equity                      20,901
                                        --------
    Total liabilities and retained
      earnings                          $430,085
                                        ========
Net interest-earning assets             $ 17,091
                                        ========
Net interest income/interest
  rate spread                                      $ 8,529     1.83%
                                                   =======   ======
Net interest margin(2)                                         2.06%
                                                             ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                               104.31%
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

                                                         Year Ended September 30,
                                             -----------------------------------------------
                                                            2002 vs. 2001
                                             -----------------------------------------------
                                                         Increase
                                                    (Decrease) Due to
                                             -------------------------------
                                                                              Total Increase
                                               Rate     Volume   Rate/Volume    (Decrease)
                                             --------  --------  -----------  --------------
Interest-earnings assets:
  Investment securities                      $  (433)  $  (394)    $  51         $  (776)
  Mortgage-backed securities                    (622)    1,305      (212)            471
  Loans receivable, net                         (392)   (2,759)       47          (3,104)
  Other interest-earning assets                 (149)      133       (76)            (92)
                                             -------   -------     -----         -------
    Total interest-earning assets             (2,383)   (1,213)       95          (3,501)
                                             -------   -------     -----         -------
Interest-bearing liabilities
  Deposits                                    (2,446)     (482)      114          (2,814)
  FHLB advances                                 (333)     (227)        6            (554)
  Guaranteed preferred beneficial interests
    in subordinated debt                          --      (102)       --            (102)
                                             -------   -------     -----         -------
    Total interest-bearing liabilities        (2,754)     (814)       98          (3,470)
                                             -------   -------     -----         -------
Increase (decrease) in net interest income   $   371   $  (399)    $  (3)        $   (31)
                                             =======   =======     =====         =======

                                                         Year Ended September 30,
                                             ---------------------------------------------
                                                            2001 vs. 2000
                                             ---------------------------------------------
                                                       Increase
                                                  (Decrease) Due to
                                             -----------------------------
                                                                            Total Increase
                                              Rate    Volume   Rate/Volume    (Decrease)
                                             ------  --------  -----------  --------------
Interest-earnings assets:
  Investment securities                      $ (75)  $   274     $ (7)         $   192
  Mortgage-backed securities                  (264)     (269)      16             (517)
  Loans receivable, net                        143      (359)      (2)            (218)
  Other interest-earning assets                (36)      177      (40)             101
                                             -----   -------     ----          -------
    Total interest-earning assets             (357)      (86)       1             (442)
                                             -----   -------     ----          -------
Interest-bearing liabilities
  Deposits                                     713     1,200      103            2,016
  FHLB advances                                176    (1,888)     (25)          (1,737)
  Guaranteed preferred beneficial interests
    in subordinated debt                        --        --       --               --
                                             -----   -------     ----          -------
    Total interest-bearing liabilities         612      (324)      (9)             279
                                             -----   -------     ----          -------
Increase (decrease) in net interest income   $(969)  $   238     $ 10          $  (721)
                                             =====   =======     ====          =======

RESULTS OF OPERATIONS

         NET INCOME. The Company reported net income of $798,000, $209,000, and $1.2 million for the fiscal years ended September 30, 2002, 2001, and 2000, respectively. Fully diluted earnings per share was $.58 for the year ended September 30, 2002, compared to $.14 and $.75, respectively, for the years ended September 30, 2001 and 2000.

        For fiscal 2002, the $589,000 or 281.5% increase in net income was primarily the result of an $862,000 increase in noninterest income and a $180,000 decrease in provision for loan losses, which were partially offset by a $31,000 decrease in net interest income before the provision for loan losses, a $128,000 increase in noninterest expense and a $294,000 increase in income tax expense. The Company recognized a pre-tax net gain of $65,000 on the sale of foreclosed real estate and a $9,000 pre-tax net gain on investment sales for the fiscal year ended September 30, 2002.

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

        For fiscal 2002, the Company's net interest margin increased by 7 basis points to 1.96% from 1.89% in fiscal 2001 and the Company's interest rate spread increased by 14 basis points to 1.72% from 1.58% for fiscal 2001. The average yield earned on the Company's interest-earning assets decreased by 57 basis points from 7.39% to 6.82%, while the Company's average cost of interest-bearing liabilities decreased 71 basis points from 5.81% to 5.10% for the fiscal year ended September 30, 2002. The increase in margin is primarily a result of a smaller earning asset base and a decrease in funding costs related to the Company's interest bearing liabilities.

        For fiscal 2001, the Company's net interest margin decreased by 17 basis points to 1.89% from 2.06% in fiscal 2000 and the Company's interest rate spread decreased by 25 basis points to 1.58% from 1.83% for fiscal 2000. The average yield earned on the Company's interest-earning assets decreased by 9 basis points from 7.48% to 7.39%, while the Company's average cost of interest-bearing liabilities increased 16 basis points to 5.81% in 2001 from 5.65% in 2000. This increase in the Company's average cost of interest-bearing liabilities was primarily a result of the Company's extension of maturities on liabilities on its funding side in an effort to reduce its exposure to short term liabilities and the related effect on its interest rate risk profile.

         NET INTEREST INCOME. Net interest income before the provision for losses on loans decreased $31,000 or .04% for the fiscal year ended September 30, 2002 compared to the prior fiscal year. The average balance of interest-earning assets decreased $16.4 million or 4.0%. The decrease was primarily attributable to a decrease in the average balance of loans receivable of $35.8 million and the decrease in related yields of 13 basis points from 7.71% to 7.58% for fiscal 2002 when compared to the prior fiscal year. The average balance of investment and mortgage-backed securities increased $15.5 million or 14.7% which was offset by a decrease in related yields of 112 basis points from 6.78% for the fiscal year ended September 30, 2001 to 5.66% for the fiscal year ended September 30, 2002. The average balance of interest-bearing liabilities decreased $14.0 million or 3.58%. The average cost of funds decreased to 5.10% from 5.81% for the fiscal year ended 2002 when compared to the prior fiscal year. Average deposits decreased $9.2 million or 4.7% for fiscal 2002 when compared to fiscal 2001. Average borrowed funds decreased $3.6 million or 2.0% for fiscal 2002 when compared to fiscal 2001. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $907,000 and $1.0 million for fiscal years 2002 and 2001, respectively.

         During fiscal 2002, total interest income decreased $3.5 million or 11.5% compared to fiscal 2001, primarily due to a $3.1 million or 13.42% decrease in interest earned on loans and a $305,000 or 4.3% decrease in interest earned on investment securities. The Company's total loan portfolio decreased to $247.9 million at September 30, 2002 from $293.9 million at September 30, 2001, a 15.7% decrease. One-to-four family residential and residential construction loans decreased $52.6 million or 25.1%; home equity loans and lines decreased by $2.3 million or 11.0%; and consumer loans decreased by $479,000 or 20.4%. Offsetting these decreases were a $10.4 million or 23.4% increase in multi-family residential and commercial real estate loans and a $4.1 million or 97.1% increase in commercial lines of credit. During fiscal 2002, the Company experienced a historic level of refinancing and continued to diversify its loans receivable portfolio.

         During fiscal 2002, total interest expense decreased $3.47 million or 15.3% over fiscal 2001, primarily due to a decrease in average deposits of $9.2 million or 4.7% with a decrease in the related cost of 124 basis points from 5.23% to 3.99%. Interest expense on FHLB advances and other borrowings decreased $553,000 or 4.86%. The decrease in interest expense on FHLB advances and other borrowings was primarily attributable to the decrease in the cost of funds of 18 basis points from 6.24% to 6.06%. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $907,000 and $1.0 million for fiscal years 2002 and 2001, respectively.

         Net interest income before the provision for losses on loans decreased $720,000 or 8.4% for the fiscal year ended September 30, 2001 compared to the prior fiscal year. The average balance of interest-earning assets decreased $1.2 million or .3%. The decrease was primarily attributable to a decrease in the average balance of loans receivable of $4.7 million offset by an increase in related yields of 5 basis points from 7.66% to 7.71% for fiscal 2001 when compared to the prior fiscal year. The average balance of investment and mortgage-backed securities decreased $453,000 or .4% with a decrease in related yields of 28 basis points from 7.06% for the fiscal year ended September 30, 2000 to 6.78% for the fiscal year ended September 30, 2001. Offsetting such decreases was an increase in the average balance of other interest-earning assets of $4.3 million or 133.4%. The average balance of interest-bearing liabilities decreased $5.8 million or 1.46%. The average cost of funds increased to 5.81% from 5.65% for the fiscal year ended 2001 when compared to the same period in 2000. Average deposits increased $24.9 million or 14.4% for fiscal 2001 when compared to fiscal 2000. Average borrowed funds decreased $30.7 million or 14.4% for fiscal 2001 when compared to fiscal 2000. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $1.0 million for fiscal years 2001 and 2000, respectively.

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

        PROVISION FOR LOAN LOSSES. The allowance for loan losses is deemed to be a critical accounting estimate by the Company. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets as Special Mention, Substandard, Doubtful or Loss. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. In addition, management notes that there is an inherent risk of potential loan loss in the Company's overall, non-classified loan portfolio. This inherent risk is addressed by applying an estimated potential loss to the remaining unclassified loan portfolio. Activity for the period under analysis is also taken into account (charge offs, recoveries). While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received. For the year ended September 30, 2002, the Company's non-performing assets increased $1.6 million to $4.8 million from $3.2 million at September 30, 2001. Although non-performing assets increased in the commercial real estate portfolio by $1.5 million or 223.4%, these loans are secured by office buildings and retail rental facilities, most of which are secured by property located in the Company's market area.

        The allowance is increased by the provision for loan losses, which is charged against income. For each of the fiscal years ended September 30, 2002, 2001, and 2000, the Company recorded a provision for losses on loans of $420,000, $600,000 and $600,000, respectively.

         Activity in the allowance for loan losses is summarized as follows for the years ended September 30, 2002 and 2001:

                                             September 30, 2002           September 30, 2001
                                             ------------------           ------------------
Balance at beginning of year                     $2,644,172                  $2,237,555
Provision charged to income                         420,000                     600,000
Charge offs                                        (157,152)                   (235,732)
Recoveries                                          116,197                      42,349
                                                 ----------                  ----------
Balance at end of period                         $3,023,217                  $2,644,172
                                                 ==========                  ==========

         NONINTEREST INCOME. Total noninterest income increased $862,000 or 85.5% during fiscal 2002 over fiscal 2001. The Company recognized a pre-tax net gain of $9,000 on investment sales. Noninterest income, excluding the investment sales, increased for the year ended September 30, 2002 by $681,000 or 57.7%. During fiscal 2002, the Company recognized income of $301,000 from an investment in bank owned life insurance which was purchased during the first quarter of fiscal 2002. Service fees and other fees increased $345,000 or 37.6% and other income increased $35,000 or 13.2% as a result of fees generated from the Company's majority owned title subsidiary that was formed during the year.

        Total noninterest income decreased $113,000 or 10.1% during fiscal 2001 over fiscal 2000. The Company recognized a pre-tax net loss on security sales of $81,000 and a write down of an interest rate cap of $108,000, partially offset by a pre-tax net gain on the sale of residential mortgage loans of $16,000. Noninterest income (excluding fixed asset sales, security sales, loans sales, and early lease extinguishment) increased for the year ended September 30, 2001 by $217,000 or 22.5%. Service fees and other fees increased $143,000 or 18.5% and other income increased $74,000 or 39.1%.

         NONINTEREST EXPENSE. Total noninterest expense increased $128,000 or 1.6% during fiscal 2002 when compared to fiscal 2001. Also, the Company recognized a pre-tax net gain of $65,000 on the sale of foreclosed real estate. Noninterest expense, excluding the sale of foreclosed real estate, increased $272,000 or 3.5%. Compensation and employee benefits increased $119,000 or 3.1%, during fiscal 2002 over fiscal 2001. Premises and occupancy costs increased $102,000 or 6.4%, and marketing costs increased $87,000 or 32.3%. The increases in compensation and employee benefits, premises and occupancy costs, and marketing costs were partially offset by a $33,000 or 6.7% decrease in data processing costs. Non-interest expenses related to the Company's majority owned title subsidiary amounted to $136,000 for fiscal 2002.

        Total noninterest expense increased $522,000 or 7.1% during fiscal 2001 when compared to fiscal 2000. The increase in noninterest expense was primarily attributable to the premises and occupancy costs of the subsidiary Bank's new branch and other offices, which increased $717,000 or 83.3%. Compensation and employee benefits increased $165,000 or 4.5%, which was primarily the result of new branch staffing and the development of the cash management department. The Company's strategic technology initiatives and related data processing costs also increased $153,000 or 45.1% for the year ended September 30, 2001. The increases in compensation and employee benefits, and data processing were offset by a $207,000 or 43.5% decrease in marketing costs from $476,000 at September 30, 2000 to $269,000 at September 30, 2001. During fiscal 2000, a significant portion of the marketing costs were associated with the Company and the Bank name changes that went into effect April 3, 2000. The Company recognized pre-tax net losses on the sales of foreclosed real estate during fiscal 2001 and 2000 of $79,000 and $194,000, respectively.

        PROVISION FOR INCOME TAXES. The Company incurred a provision for income taxes of $379,000, $85,000 and $483,000 for the fiscal years ended September 30, 2002, 2001, and 2000, respectively. The effective tax rate during each of the foregoing respective fiscal years was 32.2%, 28.9% and 29.3%. See Note 9 to Consolidated Financial Statements for additional information relating to income taxes.

ASSET AND LIABILITY MANAGEMENT

        The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during a given time period. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect. As of September 30, 2002, the amount of the Company's interest-bearing liabilities which were estimated to mature or reprice within one year exceeded the Company's interest-earning assets with the same characteristics by $108.0 million or 26.1% of the Company's total assets.

        The Company's actions with respect to interest rate risk and its asset/liability gap management are taken under the guidance of the Asset/Liability Management Committee of the Board of Directors. This Committee meets at least quarterly to, among other things, set interest rate risk parameters and review the Company's current composition of assets and liabilities in light of the prevailing interest rate environment. The Committee assesses its interest rate risk strategy at the Bank at least quarterly, which is reviewed by the full Board of Directors.

        Previously, the Company has historically emphasized the origination of long-term fixed-rate residential real estate loans for retention in its portfolio. At September 30, 2002, $83.1 million or 33.5% of the Company's total loan portfolio consisted of fixed-rate residential mortgage loans. However, as of such date, the Company also held in its loan portfolio $27.9 million of one-, three- and five-year ARMs and $43.0 million of long-term residential mortgage loans which have interest rate adjustment features at seven years and fifteen years. The Company has attempted to mitigate the interest rate risk of holding a significant portion of fixed-rate loans in its portfolio through the origination of the ARMs and short-term construction and consumer loans. At September 30, 2002, ARMs comprised $27.9 million or 11.2% of the total loan portfolio and construction, commercial and consumer loans aggregated $75.5 million or 30.4% of the total loan portfolio. At September 30, 2002, $40.2 million or 9.7% of the Company's total assets consisted of investment securities, 52.8% of which have terms to maturity of less than five years. In addition, the Company has invested in adjustable rate mortgage-backed securities. At September 30, 2002, $17.6 million or 20.9% of the Company's mortgage-backed securities portfolio was comprised of ARMs. At September 30, 2002, the Company classified $113.8 million or 91.6% of its investment and mortgage-backed securities portfolios as Available For Sale, which permits the Company to sell such securities if deemed appropriate in response to, among other things, changes in interest rates.

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

        The following table presents the Company's EVE as of September 30, 2002:

                Economic Value of Portfolio Equity
----------------------------------------------------------------------
   Change in                      Estimated EVE
Interest Rates                   as a Percentage   Amount of
(basis points)   Estimated EVE      of Assets       Change     Percent
--------------   -------------   ---------------   ---------   -------
                        (Dollars in Thousands)
     +400           $10,940             2.6%         $1,721      18.7%
     +300            15,308             3.7           6,089      66.0
     +200            16,324             3.9           7,105      77.1
     +100            15,269             3.7           6,050      65.6
       --             9,219             2.2              --       0.0
     -100            (2,369)           (0.6)        (11,588)   (125.7)
     -200           (16,153)           (3.9)        (25,372)   (275.2)
     -300           (27,983)           (6.7)        (37,202)   (403.5)
     -400           (33,124)           (7.9)        (42,343)   (459.3)

The following table presents the Company's EVE as of September 30, 2001:

                       Economic Value of Portfolio Equity
---------------------------------------------------------------------------------------
  Change in                             Estimated EVE
Interest Rates                         as a Percentage         Amount of
(basis points)     Estimated EVE          of Assets             Change         Percent
--------------------------------------------------------------------------------------
                                    (Dollars in Thousands)
    +400              $ 18,099               4.1%              $ (7,869)        (30.3)%
    +300                22,555               5.2                 (3,413)        (13.1)
    +200                26,895               6.1                    927           3.6
    +100                28,060               6.4                  2,092           8.1
      --                25,968               5.9                     --           0.0
    -100                15,368               3.5                (10,600)        (40.8)
    -200                 2,032               0.5                (23,936)        (92.2)
    -300               (11,109)             (2.5)               (37,077)       (142.8)
    -400               (16,502)             (3.8)               (42,470)       (163.5)

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed security repayments and maturing investment securities and short-term investments are generally relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. During fiscal year 2002, loan repayments and prepayments significantly increased as a result of the decrease in interest rates. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily advances from the FHLB of Pittsburgh. At September 30, 2002, the Company had $161.9 million of outstanding borrowings from the FHLB of Pittsburgh. The maximum remaining borrowing capacity at the FHLB as of September 30, 2002 was $224.7 million.

        Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, and U.S. Government agency securities. On a longer-term basis, the Company invests in various loans, mortgage-backed securities, and investment securities. The Company uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. At September 30, 2002, the total approved loan commitments outstanding (excluding undisbursed portions of loans in process) amounted to $26.4 million. At the same date, the unadvanced portion of loans in process approximated $4.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002 totaled $58.7 million. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Company.

        As of September 30, 2002, the Company had regulatory capital which was in excess of applicable limits.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management."

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF PITTSBURGH FINANCIAL CORP.

                                                                      Page
                                                                      ----
Report of Independent Auditors.......................................  53
Consolidated Statements of Financial Condition.......................  54
Consolidated Statements of Operations................................  55
Consolidated Statements of Changes in Stockholders' Equity...........  56
Consolidated Statements of Cash Flows................................  58
Notes to Consolidated Financial Statements...........................  59

                           [ERNST & YOUNG LETTERHEAD]


Report of Independent Auditors

Stockholders and Board of Directors
Pittsburgh Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Pittsburgh Financial Corp. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of Pittsburgh Financial Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pittsburgh Financial Corp. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

October 31, 2002

Pittsburgh Financial Corp. Consolidated Statements of Financial Condition

                                                                                           SEPTEMBER 30
                                                                                      2002              2001
                                                                                 ------------------------------
ASSETS
Cash                                                                             $  1,709,206       $ 2,281,863
Interest-bearing deposits                                                          22,109,510        20,078,367
                                                                                 ------------------------------
                                                                                   23,818,716        22,360,230

Investment securities available for sale (cost of $111,408,047 in 2002 and
  $89,416,499 in 2001)                                                            113,805,047        90,889,499
Investment securities held to maturity                                             10,490,985        10,397,506
Bank owned life insurance                                                           6,275,111                 -
Loans receivable, net of allowance of $3,023,217 in 2002 and
  $2,644,172 in 2001                                                              240,805,711       284,905,040
Accrued interest receivable                                                         2,408,605         2,725,445
Premises and equipment, net                                                         5,701,722         6,121,138
Goodwill                                                                              151,809           170,574
Federal Home Loan Bank stock--at cost                                               8,098,300         7,822,100
Deferred income taxes                                                                       -           156,286
Foreclosed real estate                                                                787,616           699,723
Prepaid income taxes                                                                  526,826            61,710
Other assets                                                                          792,538           759,661
                                                                                 ------------------------------
Total assets                                                                     $413,662,986      $427,068,912
                                                                                 ==============================

LIABILITIES
Deposits                                                                         $196,222,472      $213,010,950
Advances from Federal Home Loan Bank                                              161,888,253       156,315,730
Repurchase agreements                                                              20,000,000        20,000,000
Guaranteed preferred beneficial interests in subordinated debt                      9,753,135        10,854,684
Deferred income taxes                                                                 176,333                 -
Advances by borrowers for taxes and insurance                                         709,684         1,271,757
Other liabilities                                                                   1,879,683         2,306,216
                                                                                 ------------------------------
Total liabilities                                                                 390,629,560       403,759,337

Minority interest                                                                      11,922                 -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued                   -                 -
Common stock $.01 par value, 10,000,000 shares authorized
  (2,182,125 shares issued in 2002 and 2001)                                           21,821            21,821
Additional paid-in capital                                                         16,317,309        16,283,617
Treasury stock--at cost, 773,426 in 2002 and 660,126 shares in 2001               (10,398,322)       (8,934,977)
Unearned shares of ESOP                                                              (720,622)         (944,698)
Unearned shares of Recognition and Retention Plan                                           -           (17,690)
Accumulated other comprehensive income                                              1,581,000           972,000
Retained earnings (substantially restricted)                                       16,220,318        15,929,502
                                                                                 ------------------------------
Total stockholders' equity                                                         23,021,504        23,309,575
                                                                                 ------------------------------
Total liabilities, minority interest and stockholders' equity                    $413,662,986      $427,068,912
                                                                                 ==============================

See notes to consolidated financial statements.

Pittsburgh Financial Corp. Consolidated Statements of Operations

                                                                               YEAR ENDED SEPTEMBER 30
                                                                      2002              2001              2000
                                                                  ------------------------------------------------
Interest income:
Loans                                                             $20,021,455       $23,124,958        $23,342,660
Investment securities:
  Taxable                                                           6,784,672         7,145,630          7,323,405
  Tax-exempt                                                           56,191                 -            147,938
Interest-bearing deposits                                             170,127           262,635            160,985
                                                                  ------------------------------------------------
Total interest income                                              27,032,445        30,533,223         30,974,988

Interest expense:
Deposits                                                            7,521,735        10,336,291          8,320,181
Advances from Federal Home Loan Bank and other borrowings          10,826,527        11,379,781         13,117,271
Guaranteed preferred beneficial interests
  in subordinated debt                                                906,785         1,008,906          1,008,906
                                                                  ------------------------------------------------
Total interest expense                                             19,255,047        22,724,978         22,446,358
                                                                  ------------------------------------------------
Net interest income                                                 7,777,398         7,808,245          8,528,630

Provision for loan losses                                             420,000           600,000            600,000
                                                                  ------------------------------------------------
Net interest income after provision for loan losses                 7,357,398         7,208,245          7,928,630
Noninterest income:
Service charges and other fees                                      1,261,577           916,895            773,619
Loss on extinguishment of facility lease                                    -                 -           (201,500)
Bank owned life insurance income                                      301,045                 -                  -
Net gain on sale of fixed assets                                            -                 -            549,609
Net gain (loss) on sale of loans                                            -            16,184            (18,375)
Loss on interest rate cap                                                   -          (107,534)                 -
Net gain (loss) on available for sale securities                        8,575           (81,302)          (171,539)
Other income                                                          298,149           263,287            189,179
                                                                  ------------------------------------------------
Total noninterest income                                            1,869,346         1,007,530          1,120,993

Noninterest expense:
Minority interest in (loss) of consolidated entity                        (78)                -                  -
Compensation and employee benefits                                  3,918,578         3,799,217          3,634,426
Premises and occupancy costs                                        1,679,218         1,577,654            860,262
Amortization of goodwill                                               38,005            33,015             33,015
(Gain)/loss on sale of foreclosed real estate                         (64,883)           78,621            193,620
Marketing                                                             355,802           268,826            476,279
Data processing costs                                                 458,880           491,671            338,908
Other expenses                                                      1,664,274         1,672,598          1,863,202
                                                                  ------------------------------------------------
Total noninterest expense                                           8,049,796         7,921,602          7,399,712
                                                                  ------------------------------------------------
Income before income taxes                                          1,176,948           294,173          1,649,911
Income taxes                                                          379,000            85,000            483,000
                                                                  ------------------------------------------------
Net income                                                        $   797,948       $   209,173        $ 1,166,911
                                                                  ================================================

Basic earnings per share                                          $       .60       $       .14        $       .75
Diluted earnings per share                                        $       .58       $       .14        $       .75
Dividends per share                                               $       .36       $       .36        $       .36
Dilutive average shares outstanding                                 1,361,236         1,499,937          1,555,207

See notes to consolidated financial statements.

Pittsburgh Financial Corp.

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 30, 2002, 2001, and 2000

                                                                                    ADDITIONAL                          UNEARNED
                                             COMPREHENSIVE         COMMON             PAID-IN          TREASURY           SHARES
                                                 INCOME             STOCK             CAPITAL           STOCK            OF ESOP
                                             -------------------------------------------------------------------------------------
September 30, 1999                                              $ 21,821             $16,311,188      $ (5,755,444)   $ (1,340,100)

Treasury stock purchased                                               -                       -        (1,119,347)              -
ESOP shares released                                                   -                 (26,902)                -         189,396
RRP amortization                                                       -                       -                 -               -
Cash dividends declared on
common stock of $.36 per share                                         -                       -                 -               -

Change in unrealized loss on
Investment securities available for
sale, net of taxes                           $  (240,461)              -                       -                 -               -
  Less reclassification
    Adjustment for gains
    Included in net income                      (171,539)              -                       -                 -               -
                                             -----------
Other comprehensive loss                        (412,000)              -                       -                 -               -
Net Income                                     1,166,911               -                       -                 -               -
                                             -----------
Comprehensive income                         $   754,911
                                             ===========--------------------------------------------------------------------------
September 30, 2000                                              $ 21,821           $ 16,284,286        $(6,874,791)    $(1,150,704)
Treasury stock purchased                                               -                      -         (2,060,186)              -
ESOP shares released                                                   -                   (669)                 -         206,006
RRP amortization                                                       -                      -                  -               -
Cash dividends declared on
common stock of $.36 per share                                         -                      -                  -               -

Change in unrealized loss on
Investment securities available for
sale, net of taxes                           $ 3,900,000               -                      -                  -               -
  Less reclassification
    Adjustment for gains
    Included in net income                       (81,302)              -                      -                  -               -
                                             -----------
Other comprehensive income                     3,818,698               -                      -                  -               -
Net Income                                   $   209,173               -                      -                  -               -
                                             -----------
Comprehensive income                         $4,027,871
                                             ===========-------------------------------------------------------------------------

                                                     ACCUMULATED
                                     UNEARNED           OTHER                                  TOTAL
                                      SHARES        COMPREHENSIVE         RETAINED         STOCKHOLDERS'
                                      OF RRP            INCOME            EARNINGS            EQUITY
                                   ---------------------------------------------------------------------

September 30, 1999                 $ (442,970)        $ (2,516,000)       $ 15,747,639      $22,026,134

Treasury stock purchased                    -                    -                   -       (1,119,347)
ESOP shares released                        -                    -                   -          162,494
RRP amortization                      212,640                    -                   -          212,640
Cash dividends declared on
common stock of $.36 per share              -                    -            (617,703)        (617,703)
Change in unrealized loss on
Investment securities available for
sale, net of taxes                          -                    -                   -                -
  Less reclassification
    Adjustment for gains
    Included in net income                  -                    -                   -                -
Other comprehensive loss                    -             (412,000)                  -         (412,000)
Net Income                                  -                    -           1,166,911        1,166,911
Comprehensive income
                                   ---------------------------------------------------------------------
September 30, 2000                 $ (230,330)        $ (2,928,000)       $ 16,296,847     $ 21,419,129
Treasury stock purchased                    -                    -                   -       (2,060,186)
ESOP shares released                        -                    -                   -          205,337
RRP amortization                      212,640                    -                   -          212,640
Cash dividends declared on
common stock of $.36 per share              -                    -            (576,518)        (576,518)
 Change in unrealized loss on
Investment securities available for
sale, net of taxes                          -            3,900,000                   -        3,900,000
  Less reclassification
    Adjustment for gains
    Included in net income                  -                    -                   -                -
Other comprehensive income                  -                    -                   -                -
Net Income                                  -                    -             209,173          209,173
Comprehensive income
                                   ---------------------------------------------------------------------

Pittsburgh Financial Corp
Cosolidated Statements of Changes in Stockholders' Equity (continued) Years ended September 30, 2002, 2001 and 2000

                                                                                   Additional                         Unearned
                                              Comprehensive       Common            Paid-in         Treasury           Shares
                                                  Income           Stock            Capital           Stock           of ESOP
                                             ---------------------------------------------------------------------------------
September 30, 2001                                             $    21,821        $16,283,617       $(8,934,977)     $(944,698)
Treasury stock purchased                                                 -                  -        (1,463,345)             -
ESOP shares released                                                     -             33,692                 -        224,076
RRP amortization                                                         -                  -                 -              -
Cash dividends declared on
common stock of $.36 per share                                           -                  -                 -              -
Change in unrealized gain on
investment securities available
for sale, net of taxes                         $  609,000                -                  -                 -              -
  Less reclassification
    Adjustment for gains
    Included in net income                         (8,575)               -                  -                 -              -
                                               ----------
Other comprehensive income                        600,425                -                  -                 -              -
Net income                                     $  797,948                -                  -                 -              -
                                               ----------
Comprehensive income                           $1,398,373                -                  -                 -              -
                                               ===============================================================================
September 30, 2002                                              $   21,821        $16,317,309      $(10,398,322)     $(720,622)
                                                               ===============================================================

                                                                     Accumulated
                                               Unearned                Other                                       Total
                                                Shares             Comprehensive             Retained           Stockholders'
                                                of RRP                 Income                Earnings              Equity
                                             --------------------------------------------------------------------------------
September 30, 2001                              $(17,690)              $  972,000            $15,929,502          $23,309,575
Treasury stock purchased                               -                        -                      -           (1,463,345)
ESOP shares released                                   -                        -                      -              257,768
RRP amortization                                  17,690                        -                      -               17,690
Cash dividends declared on
common stock of $.36 per share                         -                        -               (507,132)            (507,132)
Change in unrealized gain on
investment securities available
for sale, net of taxes                                 -               $  609,000                      -          $   609,000
  Less reclassification
    Adjustment for gains
    Included in net income                             -                        -                      -                    -
Other comprehensive income                             -                        -                      -                    -
Net income                                             -                        -                797,948              797,948
Comprehensive income                                   -                        -                      -                    -
                                               ==============================================================================

September 30, 2002                              $      -               $1,581,000            $ 16,220,318         $23,021,504
                                               ==============================================================================

See notes to consolidated financial statements.

Pittsburgh Financial Corp. Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED SEPTEMBER 30
                                                                      2002                 2001                 2000
                                                                  ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    797,948         $    209,173         $ 1,166,911
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and goodwill amortization                                 708,014              619,002             477,661
Amortization and accretion of premiums and discounts on assets
   and  deferred loan fees                                             218,105              657,888             895,244
Amortization of RRP and release of ESOP shares                         275,458              417,977             375,134
Provision for loan losses                                              420,000              600,000             600,000
Gain on sale of fixed assets                                                 -                    -            (549,609)
(Gain) loss on sale of loans                                                 -              (16,184)             18,375
Current and deferred tax (benefit) provision                          (149,497)           3,510,674             (70,964)
Other, net                                                            (668,215)            (301,267)           (766,249)
                                                                  ------------------------------------------------------
Net cash provided by operating activities                            1,601,813            5,697,263           2,146,503

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                  (56,928,885)        $(43,728,095)        (83,755,828)
Loan principal repayments                                          100,279,519           59,729,131          43,289,625
Net REO activity                                                       (87,893)             (55,972)          1,312,989
Purchase of loans                                                            -             (777,929)                  -
Proceeds from loan sales                                                     -            6,205,816           8,891,906
Purchases of:
  Available-for-sale securities                                    (59,274,679)         (32,386,293)        (17,133,427)
Purchase of bank owned life insurance                               (6,275,111)                   -                   -
Proceeds from sales, maturities and principal repayments of:
  Available-for-sale securities                                     37,024,042           38,797,073          26,747,651
Purchases of land, premises and equipment                             (274,133)          (1,478,419)         (2,226,188)
Proceeds from disposition of building                                        -                    -           1,404,743
Proceeds from sale of land                                               4,300                    -                   -
Other, net                                                            (298,000)          (1,725,801)           (519,221)
                                                                  ------------------------------------------------------
Net cash provided/(used) by investing activities                    14,169,160           24,761,511         (21,987,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in checking, passbook, and money market deposit         8,373,730            9,324,660           4,480,813
  accounts
Net (decrease) increase in certificates of deposit                 (25,162,208)          (1,993,787)         31,736,672
Increase(decrease) in advances from the Federal Home Loan Bank       5,572,523          (19,901,000)         (7,850,000)
Decrease in Reverse Repurchase Agreements                                    -                    -          (5,000,000)
Cash dividends paid to stockholders                                   (507,132)            (576,518)           (617,703)
Purchase of treasury stock                                          (1,463,345)          (2,060,186)         (1,119,347)
Repurchase of subordinated debt                                     (1,126,055)                   -                   -
                                                                  -----------------------------------------------------
 Net cash provided/(used) in financing activities                  (14,312,487)         (15,206,831)         21,630,435
                                                                  -----------------------------------------------------

Net increase in cash and cash equivalents                            1,458,486           15,251,943           1,789,188
Cash and cash equivalents at beginning of year                      22,360,230            7,108,287           5,319,099
                                                                  -----------------------------------------------------
Cash and cash equivalents at end of year                          $ 23,818,716         $ 22,360,230        $  7,108,287
                                                                  =====================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                            $ 19,735,387         $ 22,899,814        $ 22,314,730

Income (refund) taxes                                                  826,497           (1,254,082)          1,073,185

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Foreclosed mortgage loans transferred to real estate owned        $  1,470,606         $    431,276        $    983,013

See notes to consolidated financial statements

Pittsburgh Financial Corp.

Notes to Consolidated Financial Statements

September 30, 2002

1. BASIS OF PRESENTATION AND ORGANIZATION

The consolidated financial statements include the accounts of Pittsburgh Financial Corp. (the Company) and its wholly owned subsidiaries, Pittsburgh Savings Bank (d/b/a BankPittsburgh) (the Bank) and Pittsburgh Home Capital Trust I (the "Trust"). Pinnacle Settlement Group, LLC is a majority owned subsidiary of the Company. Its business relates primarily to providing title and settlement services. FraMal Holdings Corporation is a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CASH AND NONINTEREST-EARNING DEPOSITS

The Bank is required by the Federal Reserve Bank to maintain cash and reserve balances. The reserve calculation is 0% of the first $5.7 million of checking deposits, 3% of the next $35.6 million of checking deposits and 10% of total checking deposits over $41.3 million. These required reserves, net of allowable credits, amounted to $925,000 at September 30, 2002.

INVESTMENT SECURITIES

Investment securities available for sale are carried at fair value based upon quoted market prices. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of investment securities below cost are evaluated for other-than-temporary impairment losses on a quarterly basis.

Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, Financial Accounting Standard (FAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," and related guidance. For fixed maturity investments with unrealized losses due to market conditions or industry-related events where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary.

BANK OWNED LIFE INSURANCE

Bank Owned Life Insurance (BOLI) is carried by the Bank at the current cash surrender values of the underlying policies. The policies are single premium policies that do not carry loads or surrender charges. Income earned on the policies is based on the crediting rate on the individual insurance contracts.

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

Impaired loans consist of nonhomogeneous loans in which management has determined, based on the evaluation of current information and events, that it is probable that the Bank will not be able to collect all of the amounts due on these loans in accordance with the contractual terms of the loan agreements. The Company had no impaired loans as of September 30, 2002 and 2001. Nonaccrual, substandard and doubtful commercial and other real estate loans are evaluated for impairment and have been included in management's assessment of the adequacy of the allowance.

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

EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the basic calculation, but are included in diluted EPS. As discussed in Note 10, the Company accounts for shares acquired by its ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                               2002          2001          2000
                                                            --------------------------------------
Numerator for basic and diluted earnings per share--net
  income                                                    $  797,948    $  209,173    $1,166,911
Denominator:
  Denominator for basic earnings per share--weighted
     average shares                                          1,326,197     1,490,407     1,552,541
  Effect of dilutive securities:
     Employee stock options                                     35,039         9,530         2,666
     Unvested Management Recognition Plan Stock                      -             -             -
                                                            --------------------------------------
  Dilutive potential common shares                              35,039         9,530         2,666
                                                            --------------------------------------
  Denominator for diluted earnings per share--adjusted
     weighted average shares and assumed conversions         1,361,236     1,499,937     1,555,207
                                                            ======================================
  Basic earnings per share                                  $      .60    $      .14    $      .75
                                                            ======================================
  Diluted earnings per share                                $      .58    $      .14    $      .75
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

GOODWILL AMORTIZATION

Amortization of goodwill is computed using the straight-line method over ten years.

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

In October 2002, the FASB issued FAS No. 147, "Acquisitions of Certain Financial Institutions." The Statement provides guidance on the accounting for acquisition of a financial institution which had previously been addressed in FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." FAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of the tangible and identifiable intangible assets acquired, if acquired in a business combination, represents goodwill that should be accounted for in accordance with FAS No. 142. The provisions of this Statement are effective October 1, 2002.

Application of these Statements is expected to reduce non-interest expense by approximately $33,000 in 2003 as compared to 2002.

FAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of the year of fiscal year 2003 and any resulting impairment loss be reported as a change in accounting principle. Management does not expect an impairment loss to be recorded in 2003 as a result of this test.

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

COMPREHENSIVE INCOME

Comprehensive income, which includes unrealized gains and losses on the Company's Available-for-Sale securities, was $1,398,373, $4,027,871 and $754,911 for the years ended September 30, 2002, 2001, and 2000, respectively.

BUSINESS SEGMENTS

The Company views itself as one segment of business which is community banking. As such, financial information for this segment does not differ materially from the information provided in the consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made in prior year financial statements to conform to current presentation.

3. INVESTMENT SECURITIES

Securities classified by type at September 30, 2002 and 2001 are summarized below by scheduled maturity.

                                                                     AVAILABLE FOR SALE
                                                -----------------------------------------------------------
                                                                     SEPTEMBER 30, 2002
                                                -----------------------------------------------------------
                                                  AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                                    COST             GAINS         LOSSES         VALUE
                                                -----------------------------------------------------------
U.S. Government and agency obligations due:
Within 12 months                                $  3,981,897      $   91,800             -     $  4,073,697
Beyond 12 months but within 5 years                6,008,984         294,000             -        6,302,984
Beyond 5 years but within 10 years                   960,778          23,400           200          983,978
Beyond 10 years                                    2,611,015          70,900         6,900        2,675,015
                                                -----------------------------------------------------------
                                                  13,562,674         480,100         7,100       14,035,674
Mortgage-backed securities:
Government National Mortgage Association:
Beyond 12 months but within 5 years                        -               -             -                -
Beyond 5 years but within 10 years                   360,604          21,000             -          381,604
Beyond 10 years                                   15,146,436       1,219,000       552,000       15,813,436
Federal National Mortgage Association:
Within 12 months                                     107,065           3,000             -          110,065
Beyond 12 months but within 5 years                        -               -             -                -
Beyond 5 years but within 10 years                 2,027,987         103,000             -        2,130,987
Beyond 10 years                                   28,321,555         772,000        17,000       29,076,555
Federal Home Loan Mortgage Corporation:
Within 12 months                                           -               -             -                -
Beyond 12 months but within 5 years                3,010,636          32,500             -        3,043,136
Beyond 5 years but within 10 years
Beyond 10 years                                   15,488,949         393,500         4,000       15,878,449
Collateralized Mortgage Obligations:                       -               -             -                -
Beyond 12 months but within 5 years                1,728,877          16,000             -        1,744,877
Beyond 5 years but within 10 years                 1,011,711           7,500             -        1,019,211
Beyond 10 years                                   14,789,263         107,500        28,000       14,868,763
                                                -----------------------------------------------------------
                                                  81,993,083       2,675,000       601,000       84,067,083
Adjustable Rate Mortgage Fund                     10,250,000          23,000             -       10,273,000
                                                -----------------------------------------------------------
     Trust Preferred Securities
Beyond 10 years                                 $  5,602,290      $  110,000      $283,000     $  5,429,290
                                                -----------------------------------------------------------
Total available-for-sale securities             $111,408,047      $3,288,100      $891,100     $113,805,047
                                                ===========================================================

                                                                          HELD TO MATURITY
                                                  ---------------------------------------------------------------------
                                                                         SEPTEMBER 30, 2002
                                                  ---------------------------------------------------------------------
                                                   AMORTIZED           UNREALIZED          UNREALIZED           FAIR
                                                     COST                 GAINS              LOSSES            VALUE
                                                  ---------------------------------------------------------------------
     Trust Preferred Securities
Beyond 10 years                                   $10,490,985           $446,900             $56,900        $10,880,985
                                                  =====================================================================

                                                                            Available for Sale
                                                  ---------------------------------------------------------------------
                                                                            September 30, 2001
                                                  ---------------------------------------------------------------------
                                                   Amortized           Unrealized           Unrealized          Fair
                                                     Cost                 Gains               Losses           Value
                                                  ---------------------------------------------------------------------
U.S. Government and agency obligations due:
Within 12 months                                    $4,503,605         $   94,215           $      -        $ 4,597,820
Beyond 12 months but within 5 years                  6,903,993            457,006                  -          7,360,999
Beyond 5 years but within 10 years                   1,488,221             51,779                  -          1,540,000
Beyond 10 years                                              -                  -                  -                  -
                                                  ---------------------------------------------------------------------
                                                    12,895,819            603,000                  -         13,498,819
Mortgage-backed securities:
Government National Mortgage Association:
Beyond 12 months but within 5 years                     67,758              4,000                  -             71,758
Beyond 5 years but within 10 years                     520,055             24,000                  -            544,055
Beyond 10 years                                     24,795,579            615,000                  -         25,410,579
Federal National Mortgage Association:
Beyond 12 months but within 5 years                          -                  -                  -               -
Beyond 10 years                                     21,123,822            368,000                  -         21,491,822
Federal Home Loan Mortgage Corporation:
Within 12 months                                             -                  -                  -                  -
Beyond 12 months but within 5 years                          -                  -                  -                  -
Beyond 5 years but within 10 years                           -                  -                  -                  -
Beyond 10 years                                     13,811,009            200,000                  -         14,011,009
Collateralized Mortgage Obligations:
Beyond 12 months but within 5 years                  2,009,318             32,000                  -          2,041,318
Beyond 5 years but within 10 years                     584,277              9,000                  -            593,277
Beyond 10 years                                      8,997,331            124,000              1,000          9,120,331
                                                  ---------------------------------------------------------------------
                                                    71,909,149          1,376,000              1,000         43,284,149
       Trust Preferred Securities
Beyond 10 years                                      4,611,531                  -            505,000          4,106,531
                                                  ---------------------------------------------------------------------
Total available-for-sale securities                $89,416,499         $1,979,000           $506,000        $90,889,499
                                                  ---------------------------------------------------------------------

                                                                            Held to Maturity
                                                 ----------------------------------------------------------------------
                                                                           September 30, 2001
                                                 ----------------------------------------------------------------------
                                                  AMORTIZED COST    Unrealized Gains    Unrealized Losses    Fair Value
                                                 ----------------------------------------------------------------------
       Trust Preferred Securities
Beyond 10  years                                   $10,397,506         $       -            $126,318        $10 271,188

U.S. Government obligations carried at approximately $4.5 million at September 30, 2002 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross realized gains and gross realized losses on sales of available for sale securities were $14,640 and $6,065, respectively in 2002; $69,377 and $150,679 respectively, in 2001 and $43,882 and $215,421 respectively, in 2001.

Interest rate cap agreements are instruments used by the Company in hedging certain short-term liabilities. An interest rate cap is an agreement whereby the seller of the cap contractually agrees to pay the buyer the difference between the actual interest rate and the strike rate per the cap contract (if the actual rate is higher than the strike rate). At September 30, 2002, the Company had notional balances of interest rate cap agreements totaling $25 million. The Bank would receive variable interest payments based on the spread between the variable three-month LIBOR rate and the strike rate of the caps if the variable three-month LIBOR rate is higher than the strike rate. The strike rate of the agreement held by the Bank at September 30, 2002 was 7%. The agreement has an expiration date of March 6, 2003.

4. LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2002 and 2001 are summarized below:

                                                                    2002                  2001
                                                                ----------------------------------
First mortgage loans:
 1-4 family residential permanent                               $153,895,645          $204,432,513
 1-4 family residential construction                               2,771,400             4,808,184
 Mortgage loans - residential construction builder                 7,508,450            12,720,373
 Mortgage loans - commercial                                      45,231,963            30,261,890
 Mortgage loans - commercial construction                          9,733,889            14,282,253
Loans in process                                                  (4,496,300)           (6,891,593)
Deferred loan costs                                                  328,695               450,508
Unamortized premium                                                   85,269                60,120
                                                                ----------------------------------
Total first mortgage loans                                       215,059,011           260,124,248

Home equity loans and lines                                       18,549,126            20,838,678
Other loans                                                       10,220,791             6,586,286
Allowance for loan losses                                         (3,023,217)           (2,644,172)
                                                                ----------------------------------
                                                                $240,805,711          $284,905,040
                                                                ==================================

Activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                                  2002             2001              2000
                                               ---------------------------------------------
Balance at beginning of year                   $2,644,172       $2,237,554        $1,956,744
Provision                                         420,000          600,000           600,000
Chargeoffs                                       (157,152)        (235,732)         (323,030)
Recoveries                                        116,197           42,350             3,840
                                               ---------------------------------------------
Net chargeoffs                                    (40,955)        (193,382)         (319,190)
                                               ---------------------------------------------
Balance at end of year                         $3,023,217       $2,644,172        $2,237,554
                                               =============================================

Real estate loans in arrears three months or more or in process of foreclosure at September 30, 2002 and 2001 were as follows:

                                           NUMBER                             % OF REAL
                                          OF LOANS           AMOUNT          ESTATE LOANS
                                          -----------------------------------------------
2002                                         21            $3,945,081            1.84%
2001                                         30            $1,946,798             .80%

The Bank had outstanding loan origination commitments of $26,427,111 and $31,866,052 including $15,211,315 and $6,020,677 available on lines of credit, at September 30, 2002 and 2001, respectively. There were no loans committed to be sold at September 30, 2002 and 2001.

The Bank utilizes established loan underwriting procedures which generally require the taking of collateral to secure loans and does not believe it has a significant concentration of credit risk to any one borrower but does estimate that essentially all of its loans are located within Allegheny and Butler counties and surrounding counties in Pennsylvania.

5. PREMISES AND EQUIPMENT

Premises and equipment and the related accumulated depreciation at September 30, 2002 and 2001 consist of the following:

                                                    2002              2001
                                                -----------------------------
Land                                            $   895,065       $   899,365
Buildings and improvements                        4,517,139         4,324,448
Furniture and equipment                           3,686,366         3,418,287
Construction in progress                                  -           186,636
                                                -----------------------------
                                                  9,098,570         8,828,736
Less accumulated depreciation                    (3,396,848)       (2,707,598)
                                                -----------------------------
                                                $ 5,701,722       $ 6,121,138
                                                =============================

Depreciation expense was $689,250, $585,987, and $444,647 for the years ended September 30, 2002, 2001, and 2000, respectively.

The Bank leases office space under noncancelable operating leases. Future minimum lease commitments under these operating lease agreements are as follows:

YEAR ENDING SEPTEMBER 30
2003                                           $  742,600
2004                                              742,600
2005                                              742,600
2006                                              641,198
2007                                              641,198
2008 and thereafter                             4,680,593
                                               ----------
Total minimum payments                         $8,190,788
                                               ==========

Total rental expense for these leases charged to earnings was $766,868, $736,952, and $143,292, for the years ended September 30, 2002, 2001, and 2000, respectively.

6. DEPOSITS

Deposits at September 30, 2002 and 2001 are summarized as follows:

                                               2002                  2001
                                           ----------------------------------
Non interest-bearing demand                $ 12,326,753          $  8,464,509
Interest-bearing demand                      14,800,015            15,611,229
Savings deposits                             28,657,149            25,435,988
Variable money market                        18,168,418            16,066,879
Certificates of deposit                     122,270,137           147,432,345
                                           ----------------------------------
Total deposits                             $196,222,472          $213,010,950
                                           ==================================

Individual retirement accounts totaled $18,088,705 and $16,496,749 at September 30, 2002 and 2001, respectively.

Accrued interest payable on deposits included in other liabilities was $130,124 and $436,661 at September 30, 2002 and 2001, respectively.

The contractual maturity of certificate accounts are as follows:

                                                      SEPTEMBER 30
                                               2002                  2001
                                           ----------------------------------
2003                                       $ 58,664,230          $101,279,177
2004                                         26,766,875            25,813,141
2005                                          8,479,620             7,874,982
2006                                         14,143,101             1,925,031
2007 and thereafter                          14,216,311            10,540,014
                                           ----------------------------------
                                           $122,270,137          $147,432,345
                                           ==================================

Certificate accounts of $100,000 or more at September 30, 2002 and 2001 were $30,796,974 and $42,732,466 respectively.

In September, 2001, the Bank issued $8,397,000 in wholesale certificates of deposit with original maturities of between three and seven years at a weighted average cost of 4.77%. These certificates are included in the deposit totals reflected in the table above.

The following schedule sets forth interest expense by fiscal year by type of deposit:

                                              2002             2001              2000
                                           ---------------------------------------------
Demand and money market accounts           $  533,786      $   658,935        $  508,277
Savings deposits                              508,561          585,029           663,671
Certificates of deposit                     6,479,388        9,092,326         7,148,233
                                           ---------------------------------------------
                                           $7,521,735      $10,336,291        $8,320,181
                                           =============================================

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

Advances from the FHLB consist of the following:

                                          SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                  ---------------------------------------------------------------------------
                                    WEIGHTED                                  WEIGHTED
STATED MATURITY                   AVERAGE RATE            AMOUNT            AVERAGE RATE            AMOUNT
-------------------------------------------------------------------------------------------------------------
Less than 12 months                  6.26%             $ 24,500,000            5.61%             $ 11,750,000
One to two years                     4.27%                3,000,000            6.26%               24,500,000
Two to three years                   6.01%               21,500,000            5.03%                2,000,000
Three to four years                  6.65%                1,000,000            6.14%               20,500,000
Thereafter                           5.93%              111,888,253            6.15%               97,565,730
                                  ---------------------------------------------------------------------------
                                     5.97%             $161,888,253            6.12%             $156,315,730
                                  ===========================================================================

Approximately $130,500,000 of the outstanding FHLB advances are adjustable rate notes with a weighted average yield of 6.02% at September 30, 2002. Advances from the Federal Home Loan Bank of Pittsburgh are secured by the Bank's stock in the Federal Home Loan Bank of Pittsburgh, qualifying residential mortgage loans, U.S. Government securities, U.S. agency securities, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC, and FNMA to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at September 30, 2002 is $62,776,747. The advances are subject to restrictions or penalties in the event of prepayment.

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

At September 30, 2002, repurchase agreements outstanding amounted to $20 million with a weighted average rate of 5.51% and a maturity date of May 8, 2008. Within one year, $20 million of repurchase agreements may be called by the issuer. Securities underlying these repurchase agreements consisted of mortgage-backed securities and U. S. Agencies with carrying values of $21.6 million (market value of $23.5 million) at September 30, 2002. The maximum amounts of outstanding repurchase agreements during the year ended September 30, 2002 were $20 million.

8. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBT

On January 30, 1998, the Company issued, through a wholly owned subsidiary, Pittsburgh Home Capital Trust I (the Trust) 8.56% Cumulative Trust Preferred Securities (Preferred Securities) and received proceeds of $10,764,829 (net of $735,171 of offering costs). The Preferred Securities have an aggregate liquidation amount of $11,500,000, which are redeemable at the option of the Company on or after January 30, 2003 or upon occurrence of certain regulatory events. The securities have a stated final maturity of January 30, 2028. Holders of Preferred Securities are entitled to receive cumulative cash distributions, at the annual rate of 8.56% of the liquidation amount of $10 per Preferred Security, accruing from the date of original issuance and payable quarterly in arrears. The Company has guaranteed the payment of distributions and payments on liquidation of redemption of the Preferred Securities, but only in each case to the extent of funds held by the Trust.

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

During the fiscal year ended September 30, 2002, the Company repurchased on the open market 119,300 preferred beneficial interests in the Pittsburgh Home Capital Trust I Cumulative Trust Preferred securities, at an average cost of $9.47 per share. In October 2002, the Company repurchased an additional 62,500 preferred beneficial interests of the Pittsburgh Home Capital Trust I Cumulative Trust Preferred securities at an average cost of $10.26 per share. As of October 2002, the Company has repurchased a total of 1.61% of the preferred beneficial interests outstanding.

9. INCOME TAXES

Income tax expense in the consolidated statements of income for the years ended September 30, 2002, 2001, and 2000, respectively, includes the following components:

                                      2002           2001          2000
                                   --------------------------------------
Federal:
Current                            $ 320,999      $ 264,507      $332,398
Deferred                             (17,346)      (199,507)      (70,694)
State:
Current                               75,347         20,000       221,296
                                   --------------------------------------
                                   $ 379,000      $  85,000      $483,000
                                   ======================================

A reconciliation from the expected federal statutory income tax provision to the effective tax provision expressed as a percentage of pretax income is as follows:

                                                                PERCENTAGE OF PRETAX INCOME
                                                             ----------------------------------
                                                                  YEAR ENDED SEPTEMBER 30
                                                             2002           2001           2000
                                                             ----------------------------------
Expected federal tax rate                                    34.0%          34.0%          34.0%
State income taxes, net of federal income tax effect          4.2            4.5            8.9
Bank owned life insurance                                    (8.0)             -              -
Tax-exempt interest income                                   (1.6)             -           (3.1)
Other, net                                                    3.6           (9.6)         (10.5)
                                                             ----------------------------------
Actual effective tax rate                                    32.2%          28.9%          29.3%
                                                             ==================================

Deferred federal income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred federal income tax assets and liabilities as of September 30, 2001 and 2000 are as follows:

                                                                   2002                2001
                                                                ------------------------------
Deferred federal income tax assets:
Allowance for loan losses                                       $  810,934          $  861,221
Other                                                              178,364             248,486
                                                                ------------------------------
Total deferred federal income tax assets                           989,298           1,109,707

Deferred federal income tax liabilities:
Tax-based bad debt reserve in excess of base year                   46,155              75,069
Net unrealized gain on securities available for sale               816,000             500,727
Deferred loan fees                                                 111,757             153,173
Points and odd days deferral                                        51,708              87,625
Other                                                              140,011             136,827
                                                                ------------------------------
Total deferred federal income tax liabilities                    1,165,631             953,421
                                                                ------------------------------
Net deferred federal income tax assets                          $ (176,333)         $  156,286
                                                                ==============================

Retained earnings at September 30, 2002 include financial statement tax bad debt reserves of $3,030,000. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminated the special bad debt deduction previously granted solely to thrifts. This results in the recapture of past taxes for permanent deductions arising from the "applicable excess reserve," which is the total amount of the Bank's reserve over its base year reserve as of September 30, 1987. The recapture tax is to be paid in six equal annual installments beginning after September 30, 1996. However, deferral of these payments is permitted for up to two years, as a result of the Bank satisfying a specified mortgage origination test for 1997 and 1998. At September 30, 2002, the Bank had $135,750 in excess of the base year reserves, and subject to prevailing corporate tax rates, the Bank will owe $46,155 in federal taxes, which is reflected as a deferred tax liability. No provision is required to be made for the $2,894,000 of base year reserves.

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

Compensation expense for the ESOP was $257,769, $205,337, and $162,494, for the years ended September 30, 2002, 2001, and 2000 respectively. The total shares allocated to participants in the ESOP were 114,477 and 90,688 at September 30, 2002 and 2001, respectively.

THE FOLLOWING SUMMARIZES THE STATUS OF THE ESOP SHARES AT SEPTEMBER 30:

                                                               2002             2001           2000
                                                            ------------------------------------------
Beginning balance of unreleased ESOP shares                    124,730          125,026        142,174
Additional shares purchased                                          -           20,000              -
Shares released for allocation                                 (23,789)         (20,296)       (17,148)
                                                            ------------------------------------------
Ending balance of unreleased ESOP shares                       100,941          124,730        125,026
                                                            ==========================================

Fair value of unreleased shares at September 30             $1,169,906       $1,465,573     $1,125,234
                                                            ==========================================

STOCK OPTION PLAN

The Company has Stock Option Plans that are designed to provide directors, officers, and key employees with a proprietary interest in the Company as an incentive to contribute to its success. All options granted to participants under the plans become vested and exercisable at the rate of 20% per year on each annual anniversary date. The Company's 1996 Plan was adopted in October 1996 and had a total of 218,212 shares of common stock reserved for issuance pursuant to the plan. The Company's 2000 Plan was adopted in January, 2000 and had a total of 88,365 shares of common stock reserved for issuance. As of September 30, 2002, there were 33,203 options remaining to be awarded under the plans.

The grant price of all options is equal to the fair market value of the Company's common stock at the grant date. The following table summarizes the changes in stock options outstanding at, and during, the two year period ended September 30, 2002:

                                                                                                                          WEIGHTED
                                                                                                                          AVERAGE
                                                                                                                          EXERCISE
Exercise price per share  $7.500   $9.000   $10.375   $11.00   $11.38  $11.75  $13.625  $13.75  $14.625  $18.50    TOTAL   PRICE
                          ========================================================================================================
Outstanding at
   October 1, 1999              -        -   135,573        -       -   7,000   17,456   4,950  24,701   19,000   208,680  $12.016
     Granted                    -   23,000         -        -       -       -        -       -       -        -    23,000    9.000
     Exercised                  -        -         -        -       -       -        -       -       -        -         -        -
     Forfeited                  -        -         -        -       -       -        -       -       -        -         -        -
                          ----------------------------- --------------------------------------------------------------------------
Outstanding at
   October 1, 2000              -   23,000   135,573        -       -   7,000   17,456   4,950  24,701   19,000   231,680  $11.716
     Granted               25,000        -         -        -  13,000       -        -       -       -        -    38,000    8.827
     Exercised                  -        -         -        -       -       -        -       -       -        -         -        -
     Forfeited             (3,000)  (3,000)  (24,838)       -       -       -        -       -  (3,000)  (2,000)  (35,838)  10.828
                          ------------------------------ -------------------------------------------------------------------------
Outstanding at
   September 30, 2001      22,000   20,000   110,735        -  13,000   7,000   17,456   4,950  21,701   17,000   233,842   11.383
     Granted                    -        -         -   30,000       -       -        -       -       -        -    30,000   11.000
     Exercised                  -        -         -        -       -       -        -       -       -        -         -        -
     Forfeited                  -        -         -        -       -       -        -       -       -        -         -        -
                          --------------------------------------------------------------------------------------------------------
Outstanding at
   September 30, 2002      22,000   20,000   110,735   30,000  13,000   7,000   17,456   4,950  21,701   17,000   263,842   11.339
                          ========================================================================================================
Exercisable at
   September 30, 2002       4,400    8,000   110,735        -   2,600   7,000   17,456   4,950  13,021   13,600   181,762   11.629
                          ========================================================================================================

The Company accounts for stock options in accordance with Opinion No. 25. The following pro forma information regarding net income and earnings per share assumes the adoption of the expense recognition provision of Statement No. 123. The estimated fair value of the options is amortized to expense over the option and vesting period. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates approximate the 7 year US Treasury rate at the time of issuance, with ranges between 4.25% and 6.00%, and dividend yields of between 1.3% and 4.0%; volatility factors of the expected market price of the Company's common stock of .203 and a weighted average expected life of seven years.

                                                             2002             2001            2000
                                                           ------------------------------------------
Net income before stock options                            $797,948         $209,173       $1,166,911
Compensation expense (tax effected) from options             57,331           50,257          120,716
                                                           ------------------------------------------
Pro forma net income                                       $740,617         $158,916       $1,046,195
                                                           ==========================================
Pro forma dilutive earnings per share                      $    .54         $    .11       $      .67
                                                           ==========================================

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

RECOGNITION AND RETENTION PLAN AND TRUST

At a special meeting of the stockholders held on October 15, 1996, the stockholders of the Company approved and established a Recognition and Retention Plan and Trust, the objective of which is to retain qualified personnel in key positions of the Company. Directors, officers, and key employees will be eligible to receive benefits under the plan. During the year ended September 30, 1997, the Company contributed $1,063,170 to the trust to purchase 87,285 shares of common stock in connection with the Company's public offering necessary to establish the plan. Shares awarded under the Recognition and Retention Plan
(RRP) shall become vested and exercisable at the rate of 20% per year over five years on each annual anniversary date. The Company amortized the prepaid compensation and recording additions to stockholders' equity as the shares vested. Compensation expense attributable to the plan amounted to $17,690, $212,640, and $212,640 for the years ended September 30, 2002, 2001 and 2000.

THRIFT PLAN

Effective October 1, 1995, the Bank provided eligible employees participation in a 401(k) contributory defined contribution plan. The Bank matches 50% of an employee's contribution up to 6% of an employee's compensation. The Bank contributed $50,489, $50,563, and $46,156, to the 401(k) for the years ended September 30, 2002, 2001, and 2000, respectively.

PENSION PLAN

The Bank participates in a retirement plan which covers all eligible employees through the Financial Institution Retirement Fund, a member of the Pentegra Group, which is a multiemployer defined benefit plan. The fund does not compute and provide separate actuarial valuations or segregation of plan assets by employer. The actuarial cost method used for funding the plan is the projected benefit method. The fund was fully funded at June 30, 2002, which is the plan year-end. Pension expense was approximately $0, $55,000, and $0, respectively for the periods ended September 30, 2002, 2001, and 2000.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Bank has established a Supplemental Executive Retirement Plan ("SERP") to provide certain additional retirement benefits to participating executive officers. The SERP was adopted in order to provide benefits to such executives whose benefits are reduced under the Company's tax-qualified benefit plans pursuant to limitations under the Internal Revenue Code. The SERP is subject to certain vesting provisions, and provides that the executives shall receive a supplemental retirement benefit if the executive's employment is terminated after reaching the normal retirement age of 62. For the year ended September 30, 2002, the Company recognized expense under the SERP of $56,023.

11. STOCKHOLDERS' EQUITY

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital:

                                                      SEPTEMBER 30, 2002                    SEPTEMBER 30, 2001
                                             -------------------------------------------------------------------------
                                              TIER I      TIER I     TOTAL RISK-    TIER I     TIER I      TOTAL RISK-
                                             LEVERAGE   RISK-BASED     BASED       LEVERAGE   RISK-BASED     BASED
                                             CAPITAL     CAPITAL      CAPITAL      CAPITAL     CAPITAL      CAPITAL
                                             -------------------------------------------------------------------------
                                             (Dollars in thousands)

Equity capital (1)                           $ 31,144    $ 31,144      $ 31,144   $ 32,204     $ 32,204     $ 32,204
Plus general valuation allowances (2)               -           -         2,971          -            -        2,644
                                             -------------------------------------------------------------------------
Total regulatory capital                       31,144      31,144        34,115     32,204       32,204       34,848
Minimum required capital                       16,466       9,550        19,099     16,581        8,924       17,847
                                             -------------------------------------------------------------------------
Excess regulatory capital                      14,678      21,594        15,016     15,623       23,280       17,001
                                             =========================================================================
Adjusted total assets                        $411,638    $238,738      $238,738   $414,523     $223,088     $223,088
                                             =========================================================================

Regulatory capital as a percentage               7.57%      13.05%        14.29%      7.77%       14.44%       15.62%
Minimum capital required as a percentage         4.00        4.00          8.00       4.00         4.00         8.00
                                             -------------------------------------------------------------------------
Excess regulatory capital as a percentage        3.57%       9.05%         6.29%      3.77%       10.44%        7.62%
                                             =========================================================================
Well-capitalized requirement                     5.00%       6.00%        10.00%      5.00%        6.00%       10.00%
                                             =========================================================================

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

12. LOANS TO RELATED PARTIES

The Bank has granted loans to certain directors and officers of the Bank and to their affiliates. Such loans are made in the ordinary course of business at the Bank's normal credit terms and do not represent more than normal risk of collection. These loans aggregated approximately $428,044, $454,302, and $197,590 at September 30, 2002, 2001, and 2000, respectively. There were no new loans granted and repayments approximated $26,258 in fiscal 2002.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of FAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The market value of investments and mortgage-backed securities, as presented in Note 3, are based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with FAS No. 107, fair values are based on estimates using present value and other valuation techniques in instances where quoted prices.

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

                                                       SEPTEMBER 30, 2002                  SEPTEMBER 30, 2001
                                                   -------------------------------------------------------------------
                                                                        FAIR                               FAIR
                                                   CARRYING VALUE       VALUE         CARRYING VALUE       VALUE
                                                   -------------------------------------------------------------------
ASSETS
Cash and interest-bearing deposits                  $ 23,818,716     $ 23,818,716      $ 22,360,230     $ 22,360,230
Investment securities available for sale             113,805,047      113,805,047        90,889,499       90,889,499
Investment securities held to maturity                10,490,985       10,880,985        10,397,506       10,271,187
Loans receivable, net                                240,805,711      249,428,000       284,905,040      321,188,000
Federal Home Loan Bank stock                           8,098,300        8,098,300         7,822,100        7,822,100
Interest rate  cap                                             -                -               799              799

LIABILITIES
Deposits                                             196,222,472      198,206,000       213,010,950      214,723,000
Advances from Federal Home Loan Bank                 161,888,253      181,811,000       156,315,730      169,369,000
Advance payments by borrowers                            709,684          709,684         1,271,757        1,271,757
Repurchase agreements                                 20,000,000       22,603,000        20,000,000       21,534,000
Guaranteed preferred beneficial interests in
  subordinated debt                                    9,753,135        9,753,135        10,854,684       10,854,684

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated statements of income are as follows (dollar amounts in thousands, except per share data):

                                              THREE MONTHS ENDED              YEAR ENDED
                                -------------------------------------------
                                DECEMBER      MARCH     JUNE     SEPTEMBER     SEPTEMBER
                                  2001        2002      2002        2002          2002
                                --------------------------------------------------------
Total interest income            $7,071      $6,786    $6,712      $6,463        $27,032
Total interest expense            5,162       4,824     4,684       4,585         19,255
                                 ------      ------    ------      ------        -------
Net interest income               1,909       1,962     2,028       1,878          7,777
Provision for loan losses           150         150        60          60            420
                                 ------      ------    ------      ------        -------
Net interest income after
  Provision for loan
  Losses                          1,759       1,812     1,968       1,818          7,357

Total noninterest income            450         428       439         553          1,870
Total noninterest expense         1,989       1,986     2,039       2,036          8,050
                                 ------      ------    ------      ------        -------
Income before income
  taxes                             220         254       368         335          1,177
Income taxes                         74          87       114         104            379
                                 ------      ------    ------      ------        -------
Net income                          146         167       254         231            798
                                 ======      ======    ======      ======        =======

Basic earnings per share(1)
                                 $  .10      $  .13    $  .19      $  .18        $   .60
                                 ======      ======    ======      ======        =======
Diluted earnings per share(1)
                                 $  .10      $  .12    $  .19      $  .17        $   .58
                                 ======      ======    ======      ======        =======

                                              THREE MONTHS ENDED              YEAR ENDED
                                 ------------------------------------------
                                 DECEMBER     MARCH     JUNE     SEPTEMBER     SEPTEMBER
                                   2000       2001      2001        2001         2001
                                 --------------------------------------------------------
Total interest income            $7,967       $7,837    $7,401      $7,328       $30,533
Total interest expense            6,115        5,766     5,455       5,389        22,725
                                 ------       ------    ------      ------       -------
                                  1,852        2,071     1,946       1,939         7,808
Net interest income                 150          150       150         150           600
                                 ------       ------    ------      ------       -------
Provision for loan losses
Net interest income after
  Provision for loan
  Losses                          1,702        1,921     1,796       1,789         7,208

Total noninterest income             97          248       300         363         1,008
Total noninterest expense         1,956        1,985     1,962       2,019         7,922
                                 ------       ------    ------      ------       -------
Income before income
  Taxes                            (157)         184       134         133           294
Income taxes                        (54)          68        34          37            85
                                 ------       ------    ------      ------       -------
Net income                       $ (103)      $  116    $  100      $   96       $   209
                                 ======       ======    ======      ======       =======
Basic earnings per share(1)      $ (.07)      $  .07    $  .07      $  .07       $   .14
                                 ======       ======    ======      ======       =======
Diluted earnings per share(1)    $ (.07)      $  .07    $  .07      $  .07       $   .14
                                 ======       ======    ======      ======       =======

(1) Quarterly per share amounts do not add to total for the years ended September 2002 and 2001, due to rounding.

15. CONSOLIDATED FINANCIAL INFORMATION OF PITTSBURGH FINANCIAL CORP. (PARENT
    ONLY)

Pittsburgh Financial Corp. was organized in September 1995 and began operations on April 1, 1996. The Company's balance sheets as of September 30, 2002 and 2000 and related statements of income and cash flows are as follows:

BALANCE SHEETS

                                                                          2002               2001
                                                                      ------------        -----------
ASSETS
Cash and cash equivalents                                             $    106,311        $   374,307
Investment in Pittsburgh Savings Bank                                   32,862,897         33,346,501
Prepaid income taxes                                                       785,682                 --
Premises and equipment, net                                                 39,285                 --
Other assets                                                               427,346            665,002
                                                                      ------------        -----------
Total assets                                                          $ 34,221,521        $34,385,810
                                                                      ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Guaranteed preferred benefit interest in subsidiary debt              $ 10,879,190        $10,854,684
Other liabilities                                                          308,905            221,551
                                                                      ------------        -----------
Total liabilities                                                       11,188,095         11,076,235
Minority interest                                                           11,922                 --
Total stockholders' equity                                              23,021,504         23,309,575
                                                                      ------------        -----------
Total liabilities and stockholders' equity                            $ 34,221,521        $33,385,810
                                                                      ============        ===========

STATEMENTS OF INCOME

                                                                          2002               2001
                                                                      ------------       ------------
Interest and dividend income                                          $       189        $        27
Interest expense                                                       (1,008,991)        (1,008,906)
Noninterest income                                                         59,267            (74,600)
Noninterest expense                                                      (567,445)          (561,824)
                                                                      -----------        -----------
(Loss) before income taxes and equity in earnings of subsidiary        (1,516,980)        (1,645,303)
Income tax credit (expense)                                               516,000            904,878
                                                                      -----------        -----------
(Loss) before equity in earnings of subsidiary                         (1,000,980)          (740,425)
Equity in earnings of Pittsburgh Savings Bank                           1,798,928            949,598
                                                                      -----------        -----------
Net income                                                            $   797,948        $   209,173
                                                                      ===========        ===========

15. CONSOLIDATED FINANCIAL INFORMATION OF PITTSBURGH FINANCIAL CORP. (PARENT
    ONLY) (CONTINUED)

                                                                              YEAR ENDED
                                                                          2002            2001
                                                                      -----------      -----------
OPERATING ACTIVITIES
Net income                                                            $   797,948      $   209,173
Adjustments to reconcile net income to net cash used in
  operating activities:

     Equity in earnings of Pittsburgh Savings Bank                     (1,798,928)        (949,598)
     Amortization of ESOP and RRP shares                                  275,458          417,977
     Change in other assets and liabilities                             2,481,537        2,799,293
                                                                      -----------      -----------
Net cash used in operating activities                                   1,756,015        2,476,845

INVESTING ACTIVITIES
Purchase of land, premises, and equipment                                 (53,534)               -
                                                                      -----------      -----------
Net cash provided by investing activities                                 (53,534)               -

FINANCING ACTIVITIES
Cash dividend on common stock                                            (507,132)        (576,518)
Purchase of stock for Treasury and RRP                                 (1,463,345)      (2,060,186)
                                                                      -----------      -----------
Net cash used in financing activities                                  (1,970,477)      (2,636,704)
                                                                      -----------      -----------

Decrease in cash                                                         (267,996)        (159,859)
Cash at beginning of year                                                 374,307          534,166
                                                                      -----------      -----------
Ending cash and cash equivalents                                      $   106,311      $   374,307
                                                                      ===========      ===========

16.  SUBSEQUENT EVENTS (UNAUDITED)

In the first quarter of fiscal 2003, the Bank sold the deposits of its Bethel Park and Mt. Oliver offices in two separate transactions. Total deposits sold in these transactions were approximately $16.4 million. The transactions resulted in a net pre-tax gain of approximately $465,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Management Compensation - Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Registrant's Proxy Statement dated December 23, 2002 ("Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION.

        The information required by Item 402 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Management Compensation" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 403 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

        EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of September 30, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                   Number of securities to be       Weighted-average        Number of securities remaining
                                     issued upon exercise of       exercise price of        available for future issuance
                                       outstanding options,       outstanding options,     under equity compensation plans
                                            warrants                    warrants           (excluding securities reflected
       Plan Category                       and rights                  and rights                in the first column)
       -------------               --------------------------     -------------------     --------------------------------
Equity compensation plans
  approved by security holders              263,842                      $11.34                         33,203

Equity compensation plans not
  approved by security holders                   --                          --                             --
                                            -------                      ------                         ------
Total                                       263,842                      $11.34                         33,203
                                            =======                      ======                         ======

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 404 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Management Compensation - Transactions with Certain Related Persons" in the Registrant's Proxy Statement.

ITEM 14.   CONTROLS AND PROCEDURES.

         Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   Documents filed as part of this Report.

               (1) The following documents are filed as part of this report and are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

        Independent Auditors' Report.

        Consolidated Statements of Financial Condition as of September 30, 2002 and 2001.

        Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000.

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                                  Description
-----        ------------------------------------------------------------------------------------------
3.1          Amended and Restated Articles of Incorporation of Pittsburgh Financial Corp.(3/)
3.2          Amended and Restated Bylaws of Pittsburgh Financial Corp.(3/)
4            Stock Certificate of Pittsburgh Financial Corp.(1/)
10.1         Employment  Agreement among  Pittsburgh  Financial Corp., Pittsburgh Savings Bank and J.
             Ardie Dillen(*/2/)
10.2         Amendment Number 1 to the Agreement among Pittsburgh Financial Corp., Pittsburgh Savings
             Bank and J. Ardie Dillen(*/5/)
10.3         Employment  Agreement  among  Pittsburgh  Financial Corp., Pittsburgh Savings  Bank and
             Michael J. Kirk(*/2/)
10.4         Amendment Number 1 to the Agreement among Pittsburgh Financial Corp., Pittsburgh Savings
             Bank and Michael J. Kirk(*/5/)
10.5         Amendment Number 2 to the Agreement among Pittsburgh Financial Corp., Pittsburgh Savings
             Bank and Michael J. Kirk(*/5/)
10.6         Employment Agreement between Pittsburgh Savings Bank and Albert L. Winters(*/2/)
10.7         Amendment  Number 1 to the Agreement between Pittsburgh Savings Bank and Albert L.
             Winters(*/5/)
10.8         Employment Agreement among Pittsburgh Financial Corp., Pittsburgh Savings Bank and
             Gregory G. Maxcy(*/)
10.9         Amendment Number 1 to the Agreement among Pittsburgh Financial Corp., Pittsburgh Savings
             Bank and Gregory G. Maxcy(*/5/)
10.10        Amendment Number 2 to the Agreement among Pittsburgh Financial Corp., Pittsburgh Savings
             Bank and Gregory G. Maxcy(*/5/)
10.11        Stock Option Plan(*/2/)
10.12        Recognition and Retention Plan and Trust(*/2/)
10.13        2000 Stock Option Plan(*/4/)
10.14        Employment Agreement between Pittsburgh Savings Bank and Jeffrey A. Martin(*/)
10.15        Supplemental  Executive  Retirement  Plan  Agreement  among Pittsburgh Financial Corp.,
             Pittsburgh Savings Bank and J. Ardie Dillen(*/)

No.                                                  Description
-----        ------------------------------------------------------------------------------------------
10.16        Supplemental  Executive  Retirement Plan  Agreement among  Pittsburgh Financial Corp.,
             Pittsburgh Savings Bank and Michael J. Kirk(*/)
10.17        Supplemental  Executive  Retirement Plan  Agreement among  Pittsburgh Financial Corp.,
             Pittsburgh Savings Bank and Gregory G. Maxcy(*/)
21           Subsidiaries of the Registrant
23           Consent of Ernst & Young LLP, Independent Auditors
99.1         Certification  of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002 (18 U.S.C. 1350)
99.2         Certification  of Chief Financial Officer Pursuant to Section 906 of the  Sarbanes-Oxley
             Act of 2002 (18 U.S.C. 1350)

-----------------

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

(5/) Incorporated by reference from the Form 10-K for the fiscal year ended September 30, 2001 filed by the Registrant with the Commission on December 27, 2001.

(*/)    Management contract or compensatory plan or arrangement.

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

/s/ J. Ardie Dillen                                         December 19, 2002
---------------------------------------
J. Ardie Dillen
Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)

/s/ Michael J. Kirk                                         December 19, 2002
---------------------------------------
Michael J. Kirk
Executive Vice President and Chief
  Financial Officer (Principal Financial
  and Accounting Officer)

/s/ Gregory G. Maxcy                                        December 19, 2002
---------------------------------------
Gregory G. Maxcy
Director and Corporate Secretary

/s/ Richard F. Lerach
---------------------------------------
Richard F. Lerach                                           December 19, 2002
Director

/s/ Stephen Spolar                                          December 19, 2002
---------------------------------------
Stephen Spolar
Director

/s/ Charles A. Topnick                                      December 19, 2002
---------------------------------------
Charles A. Topnick
Director

/s/ Kenneth R. Rieger                                       December 19, 2002
---------------------------------------
Kenneth R. Rieger
Director

/s/ James M. Droney, Jr.                                    December 19, 2002
---------------------------------------
James M. Droney, Jr.
Director

/s/ Jeffrey W. Tott                                         December 19, 2002
---------------------------------------
Jeffrey W. Tott
Director

/s/ R. Yvonne Campos                                        December 19, 2002
---------------------------------------
R. Yvonne Campos
Director

                                 CERTIFICATIONS

I, J. Ardie Dillen, certify that:

1. I have reviewed this annual report on Form 10-K of Pittsburgh Financial Corp. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 19, 2002                 /s/ J. Ardie Dillen
                                           -------------------------------------
                                           J. Ardie Dillen
                                           President and Chief Executive Officer

I, Michael J. Kirk, certify that:

1. I have reviewed this annual report on Form 10-K of Pittsburgh Financial Corp. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 19, 2002                 /s/ Michael J. Kirk
                                           -------------------------------------
                                           Michael J. Kirk
                                           Executive Vice President and Chief
                                            Financial Officer