Form 10-Q
period 2002-12-31
PITTSBURGH FINANCIAL CORP
filed 2003-02-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2002

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

        Indicate by check mark whether the Registrant is an accelerated filer
(as defined by Rule 12b-2 of the Act). Yes       No   X
                                           ---       ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 14, 2003, there were issued and outstanding 1,416,881 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                        PAGE
PART I. FINANCIAL INFORMATION                                                           ----

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of December 31,
               2002 (unaudited) and September 30, 2002                                    3

               Consolidated Statements of Income (unaudited) for the three
               months ended December 31, 2002 and 2001.                                   4

               Consolidated Statement of Changes in Stockholders' Equity
               (unaudited) for the three months ended December 31, 2002.                  5

               Consolidated Statements of Cash Flows (unaudited) for the
               three months ended December 31, 2002 and 2001.                             6

               Notes to Unaudited Consolidated Financial Statements                       7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                18

Item 4.        Controls and Procedures                                                   19

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                         20
Item 2.        Changes in Securities                                                     20
Item 3.        Defaults Upon Senior Securities                                           20
Item 4.        Submission of Matters to a Vote of Security-Holders                       20
Item 5.        Other Information                                                         20
Item 6.        Exhibits and Reports on Form 8-K                                          20

SIGNATURES                                                                               21

CERTIFICATIONS

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS
                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         December 31,         September 30,
                                                                                            2002                  2002
                                                                                         (Unaudited)
                                                                                        -------------         -------------
ASSETS

Cash                                                                                    $   1,075,192         $   1,709,206
Interest-bearing deposits                                                                   5,258,061            22,109,510
                                                                                        -------------         -------------
                                                                                            6,333,253            23,818,716

Investment securities available for sale (cost of $123,733,447 and $111,408,047)          126,671,223           113,805,047
Investment securities held to maturity                                                      9,245,155            10,490,985
Bank owned life insurance                                                                   6,360,656             6,275,111
Loans receivable, net of allowance of $3,081,873 and $3,023,218                           236,597,823           240,805,711
Accrued interest receivable                                                                 2,425,061             2,408,605
Premises and equipment, net                                                                 5,623,750             5,701,722
Goodwill                                                                                      151,434               151,809
Federal Home Loan Bank stock                                                                8,466,800             8,098,300
Foreclosed real estate                                                                        534,846               787,616
Prepaid income taxes                                                                          368,646               526,826
Other assets                                                                                  551,625               792,538
                                                                                        -------------         -------------

Total assets                                                                            $ 403,330,272         $ 413,662,986
                                                                                        =============         =============

LIABILITIES

Deposits                                                                                $ 184,255,605         $ 196,222,472
Federal Home Loan Bank borrowings                                                         163,110,794           161,888,253
Reverse repurchase agreements                                                              20,000,000            20,000,000
Guaranteed preferred beneficial interests in subordinated debt                              9,118,638             9,753,135
Deferred income taxes                                                                         152,333               176,333
Advances by borrowers for taxes and insurance                                               1,700,727               709,684
Other liabilities                                                                           1,661,430             1,879,683
                                                                                        -------------         -------------

Total liabilities                                                                         379,999,527           390,629,560
                                                                                        -------------         -------------

Minority interest                                                                              16,981                11,922

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                                     --                    --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued                                                                     21,821                21,821
Additional paid-in capital                                                                 16,297,173            16,317,309
Treasury stock - at cost, 765,244 and 773,426                                             (10,288,192)          (10,398,322)
Unearned shares of  ESOP                                                                     (661,598)             (720,622)
Accumulated other comprehensive income                                                      1,538,000             1,581,000
Retained earnings (substantially restricted)                                               16,406,560            16,220,318
                                                                                        -------------         -------------

Total stockholders' equity                                                                 23,313,764            23,021,504
                                                                                        -------------         -------------


Total liabilities, minority interest and stockholders' equity                           $ 403,330,272         $ 413,662,986
                                                                                        =============         =============



See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                       For the three months ended
                                                                             December 31,
                                                                       2002                2001
                                                                    -----------         -----------
                                                                              (Unaudited)
Interest income:
   Loans receivable                                                 $ 4,345,107         $ 5,340,696
   Mortgage-backed securities                                           949,984           1,047,475
   Investment securities:
      Taxable                                                           606,321             635,407
      Tax exempt                                                         41,091                  --
   Interest-bearing deposits                                             33,531              47,034
                                                                    -----------         -----------
 Total interest income                                                5,976,034           7,070,612

 Interest expense:
   Deposits                                                           1,453,498           2,261,420
   Advances from Federal Home Loan Bank and other borrowings          2,574,076           2,662,304
   Guaranteed preferred beneficial interest
          in subordinated debt                                          220,933             238,097
                                                                    -----------         -----------
 Total interest expense                                               4,248,507           5,161,821
                                                                    -----------         -----------

 Net interest income before provision for loan losses                 1,727,527           1,908,791

 Provision for loan losses                                               60,000             150,000
                                                                    -----------         -----------


 Net interest income after provision for loan losses                  1,667,527           1,758,791

 Noninterest income:
    Service charges and other fees                                      370,159             344,936
    Bank owned life insurance income                                     93,000               4,000
    Net gain on sale of deposits and branch offices                     453,518                  --
    Net loss on early extinguishment of trust preferred debt            (51,322)                 --
    Net gain on available for sale securities                                --               8,391
    Other income                                                         56,458              92,688
                                                                    -----------         -----------

 Total noninterest income                                               921,813             450,015


 Noninterest expense:
   Minority interest in earnings of consolidated subsidiary               5,059                  --
   Compensation and employee benefits                                 1,020,660             926,737
   Premises and occupancy costs                                         423,439             410,783
   Amortization of goodwill                                                  --               8,254
   Marketing                                                            113,218              85,918
   Data processing costs                                                107,777             129,014
   Other expenses                                                       429,118             428,629
                                                                    -----------         -----------

 Total noninterest expense                                            2,099,271           1,989,335

 Income before income taxes                                             490,069             219,471
 Income taxes                                                           170,000              73,800
                                                                    -----------         -----------

 Net income                                                         $   320,069         $   145,671

Basic earnings per share                                            $      0.24         $      0.11
                                                                    ===========         ===========
Diluted earnings per share                                          $      0.24         $      0.10
                                                                    ===========         ===========

Dividends per share                                                 $     0.095         $     0.090
                                                                    ===========         ===========



See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)




                                                                                              Unearned
                                                                                             shares of    Accumulated
                                                                                              Employee      other
                              Compre-              Additional                                  Stock        compre-       Total
                              hensive   Common      Paid In       Retained     Treasury       Ownership     hensive    Stockholders'
                              Income    Stock       Capital       Earnings       Stock          Plan        income        Equity
                              -------   ------     ----------     --------     --------      ----------   -----------  ------------

 Balance as of
  September 30, 2002                   $ 21,821   $16,317,309   $16,220,318   $(10,398,322)   $(720,622)   $1,581,000   $23,021,504

 Treasury stock issued                                     --                      110,130                                  110,130

 Exercise of stock
  options                                    --       (25,241)           --             --           --            --       (25,241)

 ESOP shares released                        --         5,105            --             --       59,024            --        64,129

  Cash dividends declared                    --            --      (133,827)            --           --            --      (133,827)


 Change in unrealized gain
   on investment
   securities available
   for sale, net of taxes    $(43,000        --            --            --             --           --       (43,000)      (43,000)

 Less reclassification
   adjustment for gains
   included in net income          --        --            --            --             --           --            --            --
                             --------

 Other comprehensive gain     (43,000)       --            --            --             --           --            --            --

 Net income for period       $320,069        --            --       320,069             --           --            --       320,069
                             --------


Comprehensive income         $277,069        --            --            --             --           --            --            --
                             ========
                                       ---------------------------------------------------------------------------------------------
 Balance as of
  December 31, 2002                    $ 21,821   $16,297,173   $16,406,560    $(10,288,192)  $(661,598)   $1,538,000    $23,313,764
                                       =============================================================================================

See accompanying notes to unaudited consolidated financial statements.

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the three months ended December 31,
                                                                                      2002                 2001
                                                                                  ------------         ------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $    320,069         $    145,671
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation and goodwill amortization                                            171,096              172,428
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                  (393,933)             589,534
     Amortization of RRP and release of ESOP shares                                     38,888               72,519
     Provision for loan losses                                                          60,000              150,000
     Loss on the extinguishment of trust preferred debt                                 51,322                   --
     Gain on sale of branch deposits and branch offices                               (453,518)                  --
     Deferred tax provision (benefit)                                                  134,180             (244,200)
     Other, net                                                                      1,008,432             (151,968)
                                                                                  ------------         ------------
Net cash provided by operating activities                                              936,536              733,984

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                                  (22,239,911)         (18,226,835)
Loan principal repayments                                                           28,065,327           26,994,862
Purchase of loans                                                                   (1,966,488)                  --
Net foreclosed real estate activity                                                    252,770               25,996
Purchases of:
     Available for sale securities                                                 (30,501,464)         (11,592,324)
Increase in bank owned life insurance                                                  (85,545)          (6,000,000)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                  17,872,590            8,933,818
     Held to maturity securities                                                     1,222,438                   --
Purchase of land, premises and equipment                                              (132,750)            (150,738)
Proceeds from disposition of land, premises and equipment                               24,186                   --
Other, net                                                                              24,000              314,000
                                                                                  ------------         ------------
Net cash (used in) provided by investing activities                                 (7,464,847)             298,779

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of branch deposits                                                            (16,337,670)                  --
Premium received on sale of branch deposits                                            469,332                   --
Net increase in checking, passbook, and money market
     deposit accounts                                                                8,832,825            2,427,923
Net decrease in certificates of deposit                                             (4,462,022)         (14,302,694)
Increase in advances from the Federal Home Loan Bank                                 1,222,541            5,000,000
Cash dividends paid to shareholders                                                   (133,827)            (126,782)
Treasury stock issued (purchased)                                                      110,130           (1,463,345)
Purchase of guaranteed preferred beneficial interests in subordinated debt            (658,461)          (1,126,055)
                                                                                  ------------         ------------

Net cash (used in) financing activities                                            (10,957,152)          (9,590,953)

Net (decrease) in cash and cash equivalents                                        (17,485,463)          (8,558,190)
Cash and cash equivalents at beginning of period                                    23,818,716           22,360,230
                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                        $  6,333,253         $ 13,802,040
                                                                                  ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                          $  4,398,434         $  5,503,758
                                                                                  ============         ============

Income taxes paid                                                                 $         --         $    104,000
                                                                                  ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                                  --         $    224,730




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

               The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending September 30, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2002.

Note 2 - Business

               The Company is a unitary bank holding company headquartered near Pittsburgh, in Wexford, PA. The Bank, a wholly owned subsidiary of the Company, is a state chartered stock savings bank headquartered in Pittsburgh, Pennsylvania, which conducts business from seven offices in Allegheny and Butler counties. The Bank is primarily engaged in attracting retail deposits from the general public and using such deposits together with borrowings to originate loans.

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

               FraMal Holdings Corporation is a wholly owned subsidiary of the Bank, headquartered in Delaware. The Company and Bank are subject to the regulations of certain federal and state agencies and periodic examinations by certain regulatory authorities.

               All of the company's activities are community banking related.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended
                                                        December 31,
                                                   2002              2001
                                                   ----              ----
Numerator for basic and diluted earnings
per share - net income                          $  320,069        $  145,671

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares             1,328,788         1,375,982
   Effect of dilutive securities:
   Employee stock options                           26,585            24,042
                                                ----------        ----------
  Dilutive potential common shares                  26,585            24,042
                                                ----------        ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions              1,355,373         1,400,024
                                                ==========        ==========
  Basic earnings per share                      $     0.24        $     0.11
                                                ==========        ==========
  Diluted earnings per share                    $     0.24        $     0.10
                                                ==========        ==========

        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (86,088 and 106,376 shares at December 31, 2002 and 2001, respectively) are excluded from basic average shares outstanding.

Note 4 - Recent Accounting and Regulatory Developments

        In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

        On October 1, 2002, the Company adopted FAS No. 147, "Acquisitions of Certain Financial Institutions." The Statement provides guidance on the accounting for acquisition of a financial institution which had previously been addressed in FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." FAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of the tangible and identifiable intangible assets acquired, if acquired in a business combination, represents goodwill that should be accounted for in accordance with FAS No. 142.

        As a result of new accounting pronouncements, the Company ceased amortization of goodwill in the quarter ended December 31, 2002. Application of these Statements reduced non-interest expense by $7,275 during the quarter ended December 31, 2002 and increased net income by $4,802. Had goodwill not been amortized in 2001, non-interest expense would have been reduced by $8,000 during the quarter ended December 31, 2001 and net income would have increased by $5,448.

        FAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of fiscal year 2003 and any resulting impairment loss be reported as a change in accounting principle. Management does not expect an impairment loss to be recorded in 2003 as a result of this test.

                                 PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At December 31, 2002, the Company's total assets amounted to $403.3 million compared to $413.7 million at September 30, 2002, a decrease of $10.4 million or 2.5%. Cash and interest-bearing deposits decreased $17.5 million or 73.5%, to $6.3 million at December 31, 2002, compared to $23.8 million at September 30, 2002. The Company's loans receivable, net of allowance, decreased $4.2 million, or 1.7%, to $236.6 million at December 31, 2002 compared to $240.8 million at September 30, 2002. The decrease is primarily attributable to the extraordinarily high level of repayments of residential 1-4 family mortgage loans that the Company has experienced. Investments and mortgage-backed securities increased $11.7 million, or 9.4%, from $124.2 million at September 30, 2002 to $135.9 million at December 31, 2002. The Company's investment in FHLB Stock increased $400,000 from $8.1 million at September 30, 2002 to $8.5 million at December 31, 2002. The increase in FHLB stock is primarily due to an increase of $1.2 million in FHLB advances which increased the amount of stock required to be purchased by the Bank. Bank owned life insurance totaled $6.4 million at December 31, 2002 compared to $6.3 million at September 30, 2002.

         Total liabilities decreased by $10.6 million or 2.7%, to $380.0 million at December 31, 2002 compared to $390.6 million at September 30, 2002. Deposits decreased by $11.9 million, or 6.1% to $184.3 million at December 31, 2002 compared to $196.2 million at September 30, 2002. During the quarter ended December 31, 2002, the Company sold its Bethel Park and Mt. Oliver offices and deposits in two separate transactions. Total deposits sold in these transactions were approximately $16.4 million. Excluding the sale of the two branch offices, retail deposits increased $5.5 million and wholesale certificates of deposit decreased $1.0 million. Borrowings increased $1.2 million or 0.7% to $183.1 million at December 31, 2002 compared to $181.9 million at September 30, 2002. Guaranteed preferred beneficial interest in subordinated debt decreased $1.3 million or 13.3% from $9.8 million at September 30, 2002 to $8.5 million at December 31, 2002 as the Company repurchased approximately $641,000 of the outstanding trust preferred securities at an average cost of $10.26 per share.

        Total stockholders' equity increased $300,000 or 1.3% to $23.3 million at December 31, 2002 compared to $23.0 million at September 30, 2002.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income for the quarter ended December 31, 2002 of $320,000 as compared to net income of $146,000 for the same quarter in 2001. The increase of $174,000 in net income for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 was primarily the result of a $472,000 increase in noninterest income and a $90,000 decrease in provision for loan losses, which were partially offset by a $181,000 decrease in net interest income (due to a $1.09 million decrease in interest income, partially offset by a $913,000 decrease in interest expense), a $110,000 increase in noninterest expense and a $96,000 increase in income tax expense. Included in the $472,000 increase in noninterest income noted above is a pre-tax net gain of $454,000 on the sale of branch deposits and branch offices and a $51,000 pre-tax net loss on the early extinguishment of trust preferred debt. This compares to a pre-tax net gain on investment sales of $8,000 for the quarter ended December 31, 2001. Excluding the results of these items, net income for the quarter ended December 31, 2002 was $59,000 as compared to $140,000 for the same period in 2001, a decrease of $81,000 or 57.9%, primarily as a result of declines in net interest income.

         The Company's average interest rate spread decreased 4 basis points from 1.59% for the three months ended December 31, 2001 to 1.55% for the three months ended December 31, 2002. This decrease was primarily attributable to a decrease in the yield on the Company's earning assets of 80 basis points from 7.04% for the three months ended December 31, 2001 to 6.24% for the three months ended December 31, 2002 partially offset by a decrease in the Company's cost of funds of 76 basis points from 5.45% for the three months ended December 31, 2001 to 4.69% for the three months ended December 31, 2002. The Company's yield on earning assets was adversely impacted by the significant level of short term investments held by the Bank in anticipation of the sale of the two branch offices. As a result of the above, combined with a smaller earning asset base, the Company's net interest income decreased from $1.9 million for the three months ended December 31, 2001 to $1.7 million for the same quarter in 2002, a decrease of $181,000 or 9.5%.

         Noninterest income, excluding investment sales, the sale of branch deposits, branch offices, and the loss on early extinguishment of trust preferred debt, increased for the quarter by $78,000 or 17.7%. The increase was primarily due to an increase in income recognized from bank owned life insurance, and fees generated from the Company's majority owned loan settlement subsidiary formed during fiscal 2002. Noninterest expense increased $110,000 or 5.53% from the year ago quarter. The increase is primarily related to the aforementioned loan settlement subsidiary. Compensation and other benefits increased $94,000 or 10.1% from $927,000 for the quarter ended December 31, 2001 to $1.0 million for the quarter ended December 31, 2002, premises and occupancy costs increased $12,000 or 3.1% from $411,000 for the three months ended December 31, 2001 to $423,000 for the three months ended December 31, 2002, and marketing costs increased $27,000 or 31.8% from $86,000 for the quarter ended December 31, 2001 to $113,000 for the quarter ended December 31, 2002. The Company's data processing costs decreased $21,000 or 16.5% from $129,000 for the three months ended December 31, 2001 to $108,000 for the three months ended December 31, 2002.

         The Company reported diluted earnings per share of $.24 for the quarter ended December 31, 2002, compared to $.10 for the quarter ended December 31, 2001. Excluding the impact of investment sales, sale of branch deposits and branch offices and the loss on early extinguishment of trust preferred debt, diluted earnings per share were $.04 for the quarter ended December 31, 2002. There was no impact from items on diluted earnings per share for the quarter ended December 31, 2001.

         INTEREST INCOME. Interest income decreased $1.09 million or 15.5% for the quarter ended December 31, 2002, compared to the same period in 2001. The average balance of loans receivable decreased by $43.6 million for the quarter ended December 31, 2002, and the related yield decreased .28% from 7.64% to 7.36% for the quarter when compared to the same period in 2001. The Company has continued to experience an extraordinarily high level of residential mortgage repayments as well as continued to diversify its loans receivable portfolio to more broad based, full service commercial lending. The Company's yield on earning assets was also adversely impacted by the significant level of short term investments held by the Bank in anticipation of the sale of the two branch offices during the quarter ended December 31, 2002.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                     For the three months ended December 31,

                                                                 2002                                    2001
                                                 ------------------------------------    ------------------------------------
                                                 Average                    Average      Average                    Average
                                                 Balance       Interest    Yield/Rate    Balance       Interest    Yield/Rate
                                                 -------       --------    ----------    -------       --------    ----------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                          $ 48,389       $    647       5.35%      $ 36,395       $    636      6.99%
 Mortgage-backed securities                       87,848            950       4.33         77,610          1,047      5.40
Loans receivable:
 First mortgage loans                            216,464          3,973       7.34        256,256          4,846      7.56
 Other loans                                      19,792            372       7.52         23,550            495      8.41
                                                --------       --------                  --------       --------
Total loans receivable                           236,256          4,345       7.36        279,806          5,341      7.64
Other interest-earning assets                     10,721             34       1.27          9,429             47      1.99
                                                --------       --------                  --------       --------
Total interest-earning assets                    383,214       $  5,976       6.24%       403,240       $  7,071      7.04%
                                                                              ====                                    ====
Non-interest earning assets                       18,048                                   12,874
                                                --------                                 --------
Total assets                                    $401,262                                 $416,114
                                                ========                                 ========

Interest-bearing liabilities:
 Deposits                                       $177,694       $  1,453       3.27%      $195,995       $  2,262      4.61%
 FHLB advances and other                         175,094          2,574       5.88        172,575          2,662      6.17
 Guaranteed preferred beneficial
   interest in subordinated debt                   9,729            221       9.09         11,500            238      9.04
                                                --------       --------                  --------       --------
Total interest-bearing liabilities              $362,517       $  4,248       4.69%      $380,070       $  5,162      5.45%
                                                                              ====                                    ====
Non-interest bearing liabilities                  15,875                                   13,378
                                                --------                                 --------
Total liabilities                                378,392                                  393,448
Stockholders' equity                              22,934                                   22,666
                                                --------                                 --------
Total liabilities and stockholders' equity      $401,326                                 $416,114
                                                ========                                 ========

Net interest-earning assets                     $ 20,697                                 $ 23,170
                                                ========                                 ========
Net interest income/interest rate spread                       $  1,728       1.55%                     $  1,909      1.59%
                                                               ========       ====                      ========      ====
Net interest margin                                                           1.80%                                   1.90%
                                                                              ====                                    ====


        The average balance of investment and mortgage-backed securities totaled $136.2 million with a weighted average yield of 4.69% for the three months ended December 31, 2002 compared to $114.0 million with a weighted average yield of 5.99% for the same period in 2001.

Loans receivable, net at December 31, 2002 and September 30, 2002 are summarized below:

                                               December 31, 2002        September 30, 2002
                                               -----------------        ------------------
First mortgage loans:
Secured by 1-4 family residence                  $ 142,417,978             $ 153,895,645
1-4 family residential construction                  2,651,600                 2,771,400
1-4 family residential construction -
builder                                              6,682,491                 7,508,450
Commercial real estate -construction                 9,619,182                 9,733,889
Commercial real estate                              54,277,889                45,231,963
Less loans in process                               (4,223,229)               (4,496,300)
Deferred loan costs                                    141,066                   328,695
Unamortized premium on mortgage loans                  147,894                    85,269
                                                 -------------             -------------
Total first mortgage loans                         211,714,871               215,059,011

Home equity loans and lines of credit               18,694,445                18,549,126
Other loans                                          9,270,380                10,220,792

Less allowance for loan losses                      (3,081,873)               (3,023,218)
                                                 -------------             -------------
                                                 $ 236,597,823             $ 240,805,711
                                                 =============             =============

        INTEREST EXPENSE. Interest expense decreased $913,000 or 17.7% for the three months ended December 31, 2002, compared to the same period in 2001. The average cost of funds for the three months ended December 31, 2002 decreased to 4.69% from 5.45% and the average balance of interest-bearing liabilities decreased $17.6 million when compared to the same period in 2001. The decrease in interest-bearing liabilities is primarily the result of the sale of the Company's Bethel Park and Mt. Oliver offices and deposits. Average deposits decreased $18.3 million or 1.35% for the three months ended December 31, 2002 when compared to the same period in 2001. Average borrowed funds increased $2.5 million for the three months ended December 31, 2002 when compared to the same period in 2001. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $221,000 for the three months ended December 31, 2002 and $238,000 for the three months ended December 31, 2001.

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

Activity in the allowance for loan losses is summarized as follows for the three months ended December 31, 2002 and 2001:


                                      December 31, 2002      December 31, 2001
                                      -----------------      -----------------
Balance at beginning of year            $ 3,023,218             $ 2,644,172
Provision charged to income                  60,000                 150,000
Chargeoffs                                   (2,015)                (13,404)
Recoveries                                      670                      --
                                        -----------             -----------
Balance at end of period                $ 3,081,873             $ 2,780,768
                                        ===========             ===========

        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received.

        The Company's non-performing assets increased from $4.8 million at September 30, 2002 to $5.1 million at December 31, 2002. This $300,000 increase was primarily attributable to a $353,000 increase in non-accruing one-to-four family mortgage loans and a $264,000 increase in non-accruing commercial real estate loans, which were partially offset by a $100,000 decrease in non-accruing construction loans and a $253,000 decrease in real estate owned. Although non-performing assets increased in the one-to-four family and commercial real estate portfolios, most of these loans are secured by property located in the Company's market area. During the quarter ended December 31, 2002, four of the properties held in real estate owned were sold at their net realizable value.

        The allowance is increased by provisions for loan losses, which are charged against income. During the three months ended December 31, 2002 and 2001, the Company recorded a provision for losses on loans of $60,000 and $150,000, respectively.

        NONINTEREST INCOME. Noninterest income increased by $472,000 or 104.8% for the three months ended December 31, 2002 compared to the same period in 2001. As noted above, the Company recognized a pre-tax net gain of $454,000 on the sale of branch deposits and branch offices and a $51,000 pre-tax net loss on the early extinguishment of trust preferred debt. This compares to a pre-tax net gain on investment sales of $8,000 for the quarter ended December 31, 2001. Excluding the aforementioned items, noninterest income increased $78,000 or 17.7%.

        Service charges and other fees increased $25,000 to $370,000 for the three months ended December 31, 2002, compared to $345,000 for the same period in 2001. Income from bank owned life insurance, which was purchased during the three months ended December 31, 2001, increased $89,000 to $93,000 for the three months ended December 31, 2002, compared to $4,000 for the same period in 2001. Other income decreased $37,000 to $56,000 for the three months ended December 31, 2002, compared to $93,000 for the same period in 2001. The increases in service charges and other fees are primarily the result of fees generated from the Company's majority owned loan settlement subsidiary formed during fiscal 2002 and, to a lesser extent, increases to the Company's fee structure to remain competitive in the marketplace.

         NONINTEREST EXPENSE. Noninterest expense increased by $110,000 or 5.53% for the three months ended December 31, 2002, compared to the same period in 2001. The increase is primarily attributable to the Company's majority owned loan settlement subsidiary. Compensation and other benefits increased $94,000 to $1.0 million for the three months ended December 31, 2002 compared to $927,000 for the three months ended December 31, 2001. Premises and occupancy costs increased $12,000 to $423,000 for the three months ended December 31, 2002 compared to $411,000 for the three months ended December 31, 2001. Marketing costs increased $27,000 to $113,000 for the three months ended December 31, 2002 from $86,000 for the three months ended December 31, 2001. The Company's data processing costs decreased $21,000 to $108,000 for the three months ended December 31, 2002 compared to $129,000 for the three months ended December 31, 2001.

         PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $170,000 for the three months ended December 31, 2002, compared to $74,000 for the same period in 2001. The effective tax rates during the three months ended December 31, 2002 and 2001 were 34.7% and 33.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At December 31, 2002, the Company had $163.1 million of outstanding borrowings from the FHLB of Pittsburgh. The maximum remaining borrowing capacity at December 31, 2002 was approximately $61.6 million.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At December 31, 2002, the total approved loan commitments outstanding amounted to $10.6 million including $4.2 million in loans in process, and unused lines of credit amounted to $15.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $48.5 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                       Tier I           Tier I            Total
                                                      Leverage        Risk-Based       Risk-Based
                                                      Capital          Capital          Capital
                                                      --------        ----------       ----------
Regulatory capital as a percentage                     7.80%            13.25%            14.50%
Minimum capital required as a percentage               4.00%             4.00%             8.00%
Well-capitalized requirement                           5.00%             6.00%            10.00%


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

                                 PART I - ITEM 3

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

        Quantitative and qualitative disclosures about market risk are presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2002, filed with the SEC on December 23, 2002. Management believes there have been no material changes in the Company's market risk since September 30, 2002.

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

         As of December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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



                                                PITTSBURGH FINANCIAL CORP.



Date: February 14, 2003                         By: /s/ J.Ardie Dillen
                                                    ------------------
                                                    J. Ardie Dillen
                                                    Chairman, President and
                                                    Chief Executive Officer



Date: February 14, 2003                         By: /s/ Michael J. Kirk
                                                    --------------------
                                                    Michael J. Kirk
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                 CERTIFICATIONS


I, J. Ardie Dillen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pittsburgh Financial Corp. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003

                                          /s/ J. Ardie Dillen
                                          ------------------------------------
                                          J. Ardie Dillen
                                          President and Chief Executive Officer

                                 CERTIFICATIONS


I, Michael J. Kirk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pittsburgh Financial Corp. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003

                                              /s/ Michael J. Kirk
                                              ----------------------------------
                                              Michael J. Kirk
                                              Executive Vice President and Chief
                                              Financial Officer