Form 10-Q
period 2003-03-31
PITTSBURGH FINANCIAL CORP
filed 2003-05-15
CIK 1003936

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                       25-1772349
---------------------------------                       ----------------------
   (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification Number)


         1001 Village Run Road
         Wexford, Pennsylvania                                  15090
---------------------------------------                      ----------
(Address of principal executive office)                      (Zip Code)

                                 (724) 933-4509
                              ---------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2003, there were issued and outstanding 1,424,881 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of March 31, 2003
               (unaudited) and September 30, 2002                                                                 3

               Consolidated Statements of Income (unaudited) for the three and six
               months ended March 31, 2003 and 2002.                                                              4

               Consolidated Statement of Changes in Stockholders' Equity
               (unaudited) for the six months ended March 31, 2003.                                               5

               Consolidated Statements of Cash Flows (unaudited) for the
               six months ended March 31, 2003 and 2002.                                                          6

               Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                             12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        21

Item 4.        Controls and Procedures                                                                           22

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                 23
Item 2.        Changes in Securities                                                                             23
Item 3.        Defaults Upon Senior Securities                                                                   23
Item 4.        Submission of Matters to a Vote of Security-Holders                                               23
Item 5.        Other Information                                                                                 24
Item 6.        Exhibits and Reports on Form 8-K                                                                  24

SIGNATURES                                                                                                       25

CERTIFICATIONS

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS

                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,                 September 30,
                                                                  2003                        2002
                                                              (Unaudited)
                                                       ------------------------    ------------------------
ASSETS

Cash                                                               $ 1,092,401                 $ 1,709,206
Interest-bearing deposits                                           24,092,244                  22,109,510
                                                       ------------------------    ------------------------
                                                                    25,184,645                  23,818,716

Investment securities available for sale
  (cost of $92,124,882 and $111,408,047)                            93,597,882                 113,805,047
Investment securities held to maturity                               9,234,999                  10,490,985
Bank owned life insurance                                            6,446,201                   6,275,111
Loans receivable, net of allowance
  of $3,073,332 and $3,023,218                                     226,830,158                 240,805,711
Accrued interest receivable                                          2,129,873                   2,408,605
Premises and equipment, net                                          5,507,486                   5,701,722
Goodwill                                                               151,809                     151,809
Federal Home Loan Bank stock                                         8,671,800                   8,098,300
Foreclosed real estate                                                 551,715                     787,616
Deferred income taxes                                                  138,667                           -
Prepaid income taxes                                                   636,032                     526,826
Other assets                                                           620,833                     792,538
                                                       ------------------------    ------------------------

Total assets                                                     $ 379,702,100               $ 413,662,986
                                                       ========================    ========================

LIABILITIES

Deposits                                                         $ 183,797,830               $ 196,222,472
Federal Home Loan Bank borrowings                                  140,830,243                 161,888,253
Reverse repurchase agreements                                       20,000,000                  20,000,000
Guaranteed preferred beneficial interests in
  subordinated debt                                                  9,124,764                   9,753,135
Deferred income taxes                                                        -                     176,333
Advances by borrowers for taxes and insurance                        1,709,052                     709,684
Other liabilities                                                    1,449,907                   1,879,683
                                                       ------------------------    ------------------------

Total liabilities                                                  356,911,796                 390,629,560
                                                       ------------------------    ------------------------

Minority interest                                                       19,892                      11,922

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued                                                    -                           -
Common stock, $.01 par value, 10,000,000 shares
  authorized, 2,182,125 shares issued                                   21,821                      21,821
Additional paid-in capital                                          16,285,233                  16,317,309
Treasury stock - at cost, 757,244 and 773,426                      (10,180,512)                (10,398,322)
Unearned shares of  ESOP                                              (601,316)                   (720,622)
Accumulated other comprehensive income                                 972,000                   1,581,000
Retained earnings (substantially restricted)                        16,273,186                  16,220,318
                                                       ------------------------    ------------------------

Total stockholders' equity                                          22,770,412                  23,021,504
                                                       ------------------------    ------------------------


Total liabilities, minority interest and
  stockholders' equity                                           $ 379,702,100               $ 413,662,986
                                                       ========================    ========================

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                           Three months ended                        Six months ended
                                                                March 31,                                March 31,
                                                              (Unaudited)                               (Unaudited)
                                                -------------------------------------       ------------------------------------
                                                      2003                 2002                  2003                2002
                                                ----------------     ----------------       ---------------     ----------------
Interest income:
   Loans receivable                                 $ 4,039,570          $ 5,088,257           $ 8,384,677          $10,428,953
   Mortgage-backed securities                           862,435            1,046,382             1,812,419            2,093,857
    Investment securities:
        Taxable                                         580,156              615,891             1,186,477            1,251,298
        Tax exempt                                       47,458                    -                88,549                    -
   Interest-bearing deposits                             17,694               35,424                51,225               82,458
                                                ----------------     ----------------       ---------------     ----------------
          Total interest income                       5,547,313            6,785,954            11,523,347           13,856,566

Interest expense:
   Deposits                                           1,260,208            1,884,884             2,713,706            4,146,304
   Federal Home Loan Bank and other borrowings        2,425,358            2,708,842             4,999,434            5,371,146
   Guaranteed preferred beneficial interest
        in subordinated debt                            220,932              230,517               441,865              468,614
                                                ----------------     ----------------       ---------------     ----------------
          Total interest expense                      3,906,498            4,824,243             8,155,005            9,986,064
                                                ----------------     ----------------       ---------------     ----------------

Net interest income                                   1,640,815            1,961,711             3,368,342            3,870,502

Provision for loan losses                                60,000              150,000               120,000              300,000
                                                ----------------     ----------------       ---------------     ----------------
Net interest income after provision for
  loan losses                                         1,580,815            1,811,711             3,248,342            3,570,502

Noninterest income:
   Service charges and other fees                       353,594              256,618               723,753              601,554
   Bank owned life insurance income                      93,000               99,015               186,000              103,015
   Net gain on sale of deposits and
     branch offices                                           -                    -               453,518                    -
   Net loss on early extinguishment of trust
     preferred debt                                           -                    -               (51,322)                   -
   Net gain on sale of investment securities            244,316                    -               244,316                8,391
   Other income                                          46,857               71,948               103,315              164,636
                                                ----------------     ----------------       ---------------     ----------------
          Total noninterest income                      737,767              427,581             1,659,580              877,596

Noninterest expenses:
   Minority interest in earnings of consolidated
     subsidiary                                           2,911                    -                 7,970                    -
   Compensation and employee benefits                 1,181,570              953,252             2,202,230            1,879,989
   Premises and occupancy costs                         444,162              410,661               867,601              821,444
   Amortization of goodwill                                   -                8,253                     -               16,507
   Loss/(gain) on sale of foreclosed real estate            432              (13,415)                  432              (13,415)
   Marketing                                             63,978               96,103               177,196              182,021
   Data processing costs                                112,412              114,345               220,189              243,359
   Other expenses                                       501,851              416,447               930,969              845,076
                                                ----------------     ----------------       ---------------     ----------------
          Total noninterest expense                   2,307,316            1,985,646             4,406,587            3,974,981
                                                ----------------     ----------------       ---------------     ----------------

Income before income taxes                               11,266              253,646               501,335              473,117
Income taxes                                              8,500               87,000               178,500              160,800
                                                ----------------     ----------------       ---------------     ----------------
Net income                                              $ 2,766            $ 166,646             $ 322,835            $ 312,317
                                                ================     ================       ===============     ================

Basic earnings per share                                    $ -               $ 0.13                $ 0.24               $ 0.23
                                                ================     ================       ===============     ================
Diluted earnings per share                                  $ -               $ 0.12                $ 0.24               $ 0.22
                                                ================     ================       ===============     ================

Dividends per share                                     $ 0.095               $ 0.09                $ 0.19               $ 0.18
                                                ================     ================       ===============     ================


See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)




                                                                                               Additional
                                                              Comprehensive      Common         Paid In        Retained
                                                                 Income          Stock           Capital        Earnings
                                                             ---------------    --------       -----------    ----------
 Balance as of September 30, 2002 ........................                  $     21,821     $ 16,317,309    $ 16,220,318

 Treasury stock issued ...................................

 Exercise of stock options ...............................                                        (48,671)

 ESOP shares released ....................................                                         16,595

  Cash dividends declared ................................                                                       (269,967)


 Change in unrealized gain on investment
      securities available for sale, net of taxes ........   $   (853,316)

 Less reclassification adjustment for gains
      included in net income .............................        244,316
                                                             ------------
 Other comprehensive loss ................................       (609,000)
 Net income for period ...................................   $    322,836                                        322,835
                                                             ------------
Comprehensive loss .......................................   $   (286,164)
                                                             =============
                                                                            ------------------------------------------------
Balance as of March 31, 2003 ............................                   $     21,821    $ 16,285,233    $ 16,273,186
                                                                            ================================================






                                                                             Unearned shares of     Accumulated           Total
                                                               Treasury        Employee Stock          other          Stockholders'
                                                                   Stock        Ownership Plan   comprehensive gain      Equity
                                                               ----------    ------------------  ------------------   ------------
 Balance as of September 30, 2002 ........................   $(10,398,322)   $   (720,622)        $  1,581,000        $ 23,021,504

 Treasury stock issued ...................................        110,130                                                  110,130

 Exercise of stock options ...............................        107,680                                                   59,009

 ESOP shares released ....................................                        119,306                                  135,901

  Cash dividends declared ................................                                                                (269,967)


 Change in unrealized gain on investment
      securities available for sale, net of taxes ........                                            (609,000)           (609,000)

 Less reclassification adjustment for gains
      included in net income .............................

 Other comprehensive loss ................................
 Net income for period ...................................                                                                 322,835

Comprehensive loss .......................................

                                                          -------------------------------------------------------------------------
Balance as of March 31, 2003 ............................   $(10,180,512)   $   (601,316)        $    972,000         $ 22,770,412
                                                          =========================================================================



See accompanying notes to unaudited consolidated financial statements.

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               For the six months ended March 31,
                                                                              2003                            2002
                                                                     ------------------------        -----------------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                         $ 322,835                      $ 312,317
Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation and goodwill amortization                                          335,941                        347,257
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                                 (32,391)                       468,318
     Amortization of RRP and release of ESOP shares                                  194,910                        143,072
     Provision for loan losses                                                       120,000                        300,000
     Loss on the extinguishment of trust preferred debt                               51,322                              -
     Gain on sale of branch deposits and branch offices                             (453,518)                             -
     Gain on sale of investments                                                    (244,316)                             -
     Deferred tax (benefit) provision                                               (424,206)                      (471,201)
     Other, net                                                                    1,040,249                        857,690
                                                                     ------------------------        -----------------------
Net cash provided by operating activities                                            910,826                      1,957,453

CASH FLOWS FROM INVESTING ACTIVITIES

Loan originations                                                                (37,519,431)                   (31,348,875)
Loan principal repayments                                                         54,062,447                     64,664,918
Purchase of loans                                                                 (2,919,376)                             -
Net foreclosed real estate activity                                                  235,901                       (175,703)
Purchases of:
     Available for sale securities                                               (36,037,441)                   (31,304,952)
Increase in bank owned life insurance                                               (171,090)                    (6,096,271)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                                55,289,276                      3,020,403
     Held to maturity securities                                                   1,222,438                              -
Purchase of land, premises and equipment                                            (181,705)                      (156,088)
Proceeds from disposition of land, premises and equipment                             24,186                              -
Other, net                                                                           315,000                        463,000
                                                                     ------------------------        -----------------------
Net cash provided by (used in) investing activities                               34,320,205                       (933,568)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of branch deposits                                                          (16,337,670)                             -
Premium received on sale of branch deposits                                         (469,332)                             -
Net increase in checking, passbook, and money market
     deposit accounts                                                             11,831,236                      5,417,125
Net decrease in certificates of deposit                                           (6,979,544)                   (19,190,178)
(Decrease)/increase in advances from the Federal Home Loan Bank                  (21,058,010)                     4,776,812
Cash dividends paid to shareholders                                                 (269,967)                      (253,566)
Treasury stock issued (purchased)                                                    110,130                     (1,463,345)
Purchase of guaranteed preferred beneficial interests
  in subordinated debt                                                              (691,945)                    (1,126,055)
                                                                     ------------------------        -----------------------

Net cash (used in) financing activities                                          (33,865,102)                   (11,839,207)

Net increase (decrease) in cash and cash equivalents                               1,365,929                    (10,815,322)
Cash and cash equivalents at beginning of period                                  23,818,716                     22,360,230
                                                                     ------------------------        -----------------------
Cash and cash equivalents at end of period                                      $ 25,184,645                   $ 11,544,908
                                                                     ========================        =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                         $ 8,343,890                   $ 10,357,322
                                                                     ========================        =======================

Income taxes paid                                                                  $ 153,000                      $ 269,000
                                                                     ========================        =======================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                         $ 106,868                      $ 660,149


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

               The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No.130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. For the three months ended March 31, 2003 and 2002, the Company's total comprehensive loss amounted to $563,000 and $122,000, respectively. Total comprehensive loss is comprised of net income of $3,000 and $167,000, respectively, and other comprehensive loss of $566,000 and $289,000, net of tax, respectively. For the six months ended March 31, 2003 and 2002, the Company's total comprehensive loss amounted to $286,000 and $595,000, respectively. Total comprehensive loss is comprised of net income of $323,000 and $312,000, respectively, and other comprehensive loss of $609,000 and $907,000, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortage-backed securities available for sale, net of tax.

               The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending September 30, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2002.

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

               The Company's other wholly owned subsidiary, Pittsburgh Home Capital Trust I (the "Trust") is a Delaware business trust formed in December 1997 to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities ("Preferred Securities"). These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I. The Trust purchased junior subordinated deferrable interest debentures ("Subordinated Debt") which were issued by the Company. The Company owns all of the common securities issued by the Trust.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three months ended              Six months ended
                                                              March 31,                     March 31,
                                                        2003            2002            2003          2002
                                                        ----            ----            ----          ----
Numerator for basic and diluted earnings
per share - net income                                    $ 2,766       $ 166,646        $322,835     $312,317

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                    1,337,737       1,303,423       1,333,263    1,339,703
   Effect of dilutive securities:
   Employee stock options                                  39,599          26,047          32,723       25,051
                                                    -------------- --------------- --------------- ------------
  Dilutive potential common shares                         39,599          26,047          32,723       25,051
                                                    -------------- --------------- --------------- ------------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                     1,377,336       1,329,470       1,365,986    1,364,754
                                                    ============== =============== =============== ============
  Basic earnings per share                                    $ -          $ 0.13           $0.24        $0.23
                                                    ============== =============== =============== ============
  Diluted earnings per share                                  $ -           $0.12           $0.24        $0.22
                                                    ============== =============== =============== ============


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (80,744 and 101,463 shares at March 31, 2003 and 2002, respectively) are excluded from basic average shares outstanding.

Note 4 - Recent Accounting and Regulatory Developments

        In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company completed a transitional impairment test during the six months ended March 31, 2003 and no impairment loss was recognized.

         On October 1, 2002, the Company adopted FAS No. 147, "Acquisitions of Certain Financial Institutions." The Statement provides guidance on the accounting for acquisition of a financial institution which had previously been addressed in FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." FAS No. 147 states that the excess of the fair value of liabilities assumed over the fair value of the tangible and identifiable intangible assets acquired, if acquired in a business combination, represents goodwill that should be accounted for in accordance with FAS No. 142, "Goodwill and Other Intangible Assets. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests."

        As a result, the Company ceased amortization of goodwill in the quarter ended December 31, 2002. Application of these Statements reduced non-interest expense by $16,507 during the six months ended March 31, 2003 and increased net income by $10,895. Had goodwill not been amortized in 2002, non-interest expense would have been reduced by $8,000 and $17,000 for the three and six months ended March 31, 2002 and net income would have increased by $5,280 and $11,220, respectively.

Note 5 - Stock-Based Compensation

        In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition when companies elect to change from the intrinsic method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", to the fair value method of accounting for stock-based employee compensation, including stock options. In addition, the Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002.

        At March 31, 2003, the Company has a stock-based option plan. The Company currently uses the intrinsic method of accounting for stock options under APB Opinion No. 25.

        The following table illustrates the pro forma net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.


                                                                                      Six Months Ended March 31,
                                                                                -------------------------------------
                                                                                  2003                         2002
                                                                                --------                     --------
Net income, as reported                                                         $322,835                     $312,317
Deduct:  Total stock-based employee
  Compensation expense determined under
  Fair value based method of all awards                                         (29,068)                     (47,430)
   Less tax effect                                                                 9,290                       15,593
 Net of related tax effect                                                      (19,778)                     (31,837)
Pro forma net income                                                             303,057                      280,480
Earnings per share
  Basic - As reported                                                              $0.24                        $0.23
  Basic - Proforma                                                                  0.23                         0.21
  Diluted - As reported                                                             0.24                         0.22
  Diluted - Proforma                                                                0.22                         0.21


Note 6 - Subsequent Events

         On January 30, 1998, the Company issued, through a wholly owned subsidiary, Pittsburgh Home Capital Trust I (the Trust) 8.56% Cumulative Trust Preferred Securities (Preferred Securities) with an aggregate liquidation amount of $11,500,000 which are redeemable at the option of the Company on or after January 30, 2003. The Company has guaranteed the payment of distributions and payments on liquidation of redemption of Preferred Securities, but only in each case to the extent of funds held by the Trust.

         During the fiscal year ended September 30, 2002, the Company repurchased on the open market 119,300 preferred beneficial interest in the Pittsburgh Home Capital trust I Cumulative Trust Preferred securities, at an average cost of $9.47 per share. In October 2002, the Company repurchased an additional 62,500 preferred beneficial interests of the Pittsburgh Home Capital Trust I Cumulative Trust preferred securities at an average cost of $10.26 per share. As of March 31, 2003, the Company had repurchased a total of 15.8% of the preferred beneficial interests outstanding.

         On May 2, 2003, the Company redeemed $2.0 million of the Preferred Securities at a redemption price equal to the liquidation amount of $10.00, plus accrued and unpaid distributions thereon through May 2, 2003. As a result of the redemption, the Company recognized a loss of approximately $96,000.

                                 PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At March 31, 2003, the Company's total assets amounted to $379.7 million compared to $413.7 million at September 30, 2002, a decrease of $34.0 million or 8.2%. Cash and interest-bearing deposits increased $1.4 million or 5.9%, to $25.2 million at March 31, 2003, compared to $23.8 million at September 30, 2002. The Company's loans receivable, net of allowance, decreased $14.0 million, or 5.8%, to $226.8 million at March 31, 2003 compared to $240.8 million at September 30, 2002. The decrease is primarily attributable to the extraordinarily high level of repayments of residential 1-4 family mortgage loans that the Company has experienced. Investments and mortgage-backed securities decreased $21.5 million, or 17.3%, from $124.3 million at September 30, 2002 to $102.8 million at March 31, 2003. The decrease is primarily due to the sale of $20.8 million in mortgage-backed securities. The Company's investment in FHLB Stock increased $600,000 from $8.1 million at September 30, 2002 to $8.7 million at March 31, 2003. Bank owned life insurance totaled $6.4 million at March 31, 2003 compared to $6.3 million at September 30, 2002.

         Total liabilities decreased by $33.7 million or 8.6%, to $356.9 million at March 31, 2003 compared to $390.6 million at September 30, 2002. Deposits decreased by $12.4 million, or 6.3% to $183.8 million at March 31, 2003 compared to $196.2 million at September 30, 2002. During the quarter ended December 31, 2002, the Company sold its Bethel Park and Mt. Oliver offices and deposits in two separate transactions. Total deposits sold in these transactions were approximately $16.4 million. Excluding the sale of the two branch offices, retail deposits increased $5.0 million and wholesale certificates of deposit decreased $1.0 million for the six months ended March 31, 2003. Borrowings decreased $21.1 million or 11.6% to $160.8 million at March 31, 2003 compared to $181.9 million at September 30, 2002. Guaranteed preferred beneficial interest in subordinated debt decreased $700,000 or 7.1% from $9.8 million at September 30, 2002 to $9.1 million at March 31, 2003 as the Company repurchased approximately $641,000 of the outstanding trust preferred securities at an average cost of $10.26 per share.

        Total stockholders' equity decreased $200,000 or 0.9% to $22.8 million at March 31, 2003 compared to $23.0 million at September 30, 2002.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income for the quarter ended March 31, 2003 of $3,000 as compared to net income of $167,000 for the same quarter in 2002. For the six months ended March 31, 2003, net income was $323,000 as compared to $312,000 for the six months ended March 31, 2002. The decrease of $164,000 in net income for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily the result of a $321,000 decrease in net interest income and a $322,000 increase in noninterest expense, which were partially offset by a $310,000 increase in noninterest income, a $90,000 decrease in provision for loan losses and a $78,000 decrease in income tax expense. The increase of $11,000 in net income for the six months ended March 31, 2003 compared to the six months ended March 31, 2002 was primarily the result of a $782,000 increase in noninterest income and a $180,000 decrease in provision for loan losses, partially offset by a $502,000 decrease in net interest income, a $432,000 increase in noninterest expense and an $18,000 increase in income taxes.

        For the quarter ended March 31, 2003, the Company recognized a pre-tax net gain of $244,000 on the sale of investment securities. This compares to a pre-tax gain of $13,000 on the sale of foreclosed real estate for the quarter ended March 31, 2002. Excluding the results of these items, net loss for the quarter ended March 31, 2003 was $158,000 as compared to net income of $158,000 for the same period in 2002. For the six months ended March 31, 2003, the Company recognized a pre-tax net gain of $454,000 on the sale of branch deposits and branch offices, a pre-tax net gain of $244,000 on the sale of investment securities, and a $51,000 pre-tax net loss on the early extinguishment of trust preferred debt, compared to a pre-tax gain on investment sales of $8,000, and a pre-tax gain of $13,000 on the sale of foreclosed real estate. Excluding these items, net loss for the six months ended March 31, 2003 was $104,000 as compared to net income of $297,000 for the same period in 2002.

         The Company's average interest rate spread decreased 24 basis points from 1.77% for the three months ended March 31, 2002 to 1.53% for the three months ended March 31, 2003. The decrease was primarily attributable to a decrease in the yield on the Company's earning assets of 89 basis points from 6.84% for the three months ended March 31, 2002 to 5.95% for the three months ended March 31, 2003 partially offset by a decrease in the Company's cost of funds of 65 basis points from 5.07% for the three months ended March 31, 2002 to 4.42% for the three months ended March 31, 2003. As a result of the above, combined with a smaller earning asset base, the Company's net interest income decreased for the quarter by $321,000 or 16.4%. The Company's interest rate spread decreased from 1.68% for the six months ended March 31, 2002 to 1.53% for the six months ended March 31, 2003. The decrease was primarily due to a decrease in the Company's yield on earning assets of 85 basis points from 6.94% to 6.09%, offset by a decrease in the Company's cost of funds of 70 basis points from 5.26% for the six months ended March 31, 2002 to 4.56% for the six months ended March 31, 2003. In addition, the Company's average total earning assets decreased $21.4 million from $399.6 million to $378.1 million. As a result of the above, the Company's net interest income decreased for the six months by $502,000 or 13.0%.

         Noninterest income, excluding the net gain on investment sales, the net gain on the sale of branch deposits and branch offices, and the net loss on the early extinguishment of trust preferred debt, increased for the three months ended March 31, 2003 by $66,000 or 15.4% and $136,000 or 15.5% for the six
months ended March 31, 2003 when compared to the same periods in 2002. These increases were primarily due to increases in fee income, income recognized from bank owned life insurance, and fees generated from the Company's majority owned loan settlement subsidiary. Noninterest expense, excluding any gains or losses on the sale of foreclosed real estate, increased $308,000 or 15.4% and $418,000 or 10.5%, respectively, for the quarter and six months ended March 31, 2003 compared to the year ago periods. The increases were primarily related to costs associated with the aforementioned loan settlement subsidiary.

         The Company reported diluted earnings per share of $0 and $.24 for the quarter and six months ended March 31, 2003, compared to $.12 and $.22 for the same periods ended March 31, 2002. Excluding the $244,000 net gain on investment sales, and the $432 net gain on the sale of foreclosed real estate for the quarter ended March 31, 2003, diluted loss per share was $.11. Excluding the $454,000 net gain on the sale of branch deposits and branch offices, the $244,000 net gain on investment sales, the $51,000 net loss on early extinguishment of trust preferred debt, and the $432 net gain on the sale of foreclosed real estate for the six months ended March 31, 2003, diluted earnings per share was $.13 for the six months ended March 31, 2003. There was no impact from the $8,000 net gain on investment sales, and the $13,000 net loss on the sale of foreclosed real estate on diluted earnings per share for the quarter and six months ended March 31, 2002.

         INTEREST INCOME. Interest income decreased $1.24 million or 18.3% for the quarter ended March 31, 2003, compared to the same period in 2002. Interest income decreased $2.33 million or 16.8% for the six months ended March 31, 2003, compared to the same period in 2002. The average balance of loans receivable decreased by $40.3 million for the quarter and $41.9 million for the six months ended March 31, 2003, and the related yields decreased .50% from 7.53% to 7.03% for the quarter and .38% from 7.58% to 7.20% for the six months ended March 31, 2003, when compared to the same periods in 2002. The decreases in interest income for the quarter and six months ended March 31, 2003 were primarily the result of the extraordinarily high level of repayments on residential mortgage loans and mortgage backed securities due to the low interest rate environment. In addition, the Company's average total earning assets decreased $23.9 million from $397.0 million to $373.1 million for the quarter and $21.5 million from $399.6 million to $378.1 million for the six months ended March 31, 2003.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                      For the three months ended March 31,

                                                        2003                                            2002
                                    -------------------------------------------  --------------------------------------------------
                                      Average                        Average        Average                        Average
                                      Balance         Interest     Yield/Rate       Balance           Interest    Yield/Rate
                                    ------------    -----------  -------------   --------------    ------------  -------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                 $ 47,011            $581          4.94%       $ 35,879             $616        6.87%
 Tax exempt securities                    3,890              47           4.83              -                -            -
 Mortgage-backed securities              82,658             862           4.17         80,465            1,046         5.20
Loans receivable:
 First mortgage loans                   135,206           2,387           7.06        188,684            3,518         7.46
 Other loans                             94,682           1,308           6.98         81,519            1,570         7.70
                                    ------------     -----------                --------------    -------------
Total loans receivable                  229,888           4,039           7.03        270,203            5,088         7.53
Other interest-earning assets             9,623              18           0.75         10,497               36         1.37
                                    ------------     -----------                --------------    -------------
Total interest-earning assets           373,070          $5,547          5.95%        397,044           $6,786        6.84%
                                                                 ==============                                 ============
Non-interest earning assets              17,741                                        18,407
                                    ------------                                --------------
Total assets                           $390,811                                      $415,451
                                    ============                                ==============

Interest-bearing liabilities:
 Deposits                              $169,670          $1,260          2.97%       $189,072           $1,885        3.99%
 FHLB advances and other                173,359           2,425           5.60        181,239            2,709         5.98
 Guaranteed preferred beneficial
   interest in subordinated debt         10,307             221           8.58         10,307              230         8.93
                                    ------------     -----------                --------------    -------------
Total interest-bearing liabilities     $353,336          $3,906          4.42%       $380,618           $4,824        5.07%
                                                                 ==============                                 ============
Non-interest bearing liabilities         14,468                                        13,510
                                    ------------                                --------------
Total liabilities                       367,804                                       394,128
Stockholders' equity                     23,007                                        21,323
                                    ------------                                --------------
Total liabilities and
  stockholders' equity                 $390,811                                      $415,451
                                    ============                                ==============

Net interest-earning assets             $19,734                                       $16,426
                                    ============                                ==============
Net interest income/interest
  rate spread                                            $1,641          1.53%                          $1,962        1.77%
                                                     =========== ==============                   ============= ============
Net interest margin                                                      1.76%                                        1.98%
                                                                 ==============                                 ============


     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the six months ended March 31,

                                                     2003                                                2002
                                  ------------------------------------------      ------------------------------------------------
                                   Average                        Average             Average                          Average
                                   Balance         Interest     Yield/Rate            Balance          Interest       Yield/Rate
                                  -----------     ----------   -------------      --------------     ------------   --------------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities              $ 46,050          $1,186            5.15%          $ 35,572           $1,251           7.03%
 Tax exempt securities                 3,595              89             4.95                 -                -               -
 Mortgage-backed securities           85,253           1,812             4.25            79,037            2,094            5.30
Loans receivable:
 First mortgage loans                140,905           5,106             7.25           196,462            7,362            7.49
 Other loans                          92,166           3,279             7.12            78,542            3,067            7.81
                                  -----------     -----------                    ---------------    -------------
Total loans receivable               233,071           8,385             7.20           275,004           10,429            7.58
Other interest-earning assets         10,172              51             1.00             9,963               83            1.67
                                  -----------     -----------                    ---------------    -------------
Total interest-earning assets        378,141         $11,523            6.09%           399,576          $13,857           6.94%
                                                                 =============                                      =============
Non-interest earning assets           17,895                                             15,674
                                  -----------                                    ---------------
Total assets                        $396,036                                           $415,250
                                  ===========                                    ===============

Interest-bearing liabilities:
 Deposits                           $173,682          $2,714            3.13%          $192,534           $4,146           4.31%
 FHLB advances and other             174,226           4,999             5.74           176,907            5,371            6.07
 Guaranteed preferred beneficial
   interest in subordinated debt       9,922             442             8.91            10,371              469            9.04
                                  -----------     -----------                    ---------------    -------------
Total interest-bearing liabilities  $357,830          $8,155            4.56%          $379,812           $9,986           5.26%
                                                                 =============                                       ============
Non-interest bearing liabilities      15,235                                             13,444
                                  -----------                                    ---------------
Total liabilities                    373,065                                            393,256
Stockholders' equity                  22,971                                             21,994
                                  -----------                                    ---------------
Total liabilities and
  stockholders' equity              $396,036                                           $415,250
                                  ===========                                    ===============

Net interest-earning assets          $20,311                                            $19,764
                                  ===========                                    ===============
Net interest income/interest
  rate spread                                         $3,368            1.53%                             $3,871           1.68%
                                                  ===========    =============                      =============    ============
Net interest margin                                                     1.78%                                              1.94%
                                                                 =============                                       ============


        The average balance of investment and mortgage-backed securities totaled $133.6 million with a weighted average yield of 4.46% and $134.9 million with a weighted average yield of 4.58% for the three and six months ended March 31, 2003 compared to $116.3 million with a weighted average yield of 5.71% and $114.6 million with a weighted average yield of 5.84% for the same periods in 2002.

Loans receivable, net at March 31, 2003 and September 30, 2002 are summarized below:

                                                                 March 31, 2003                September 30, 2002
                                                           -------------------------       -------------------------
First mortgage loans:
Secured by 1-4 family residence                                        $135,268,158                    $153,895,645
1-4 family residential construction                                       2,374,464                       2,771,400
1-4 family residential construction -
builder                                                                   5,051,474                       7,508,450
Commercial real estate -construction                                      9,533,217                       9,733,889
Commercial real estate                                                   53,937,029                      45,231,963
Less loans in process                                                   (3,520,547)                     (4,496,300)
Deferred loan costs (net of fees)                                            50,301                         328,695
Unamortized premium on mortgage loans                                       181,612                          85,269
                                                           -------------------------       -------------------------
Total first mortgage loans                                              202,875,708                     215,059,011

Home equity loans and lines of credit                                    16,941,515                      18,549,126
Other loans                                                              10,086,268                      10,220,792

Less allowance for loan losses                                          (3,073,332)                     (3,023,218)
                                                           -------------------------       -------------------------
                                                                       $226,830,159                    $240,805,711
                                                           =========================       =========================



        INTEREST EXPENSE. Interest expense decreased $918,000 or 19.0% and $1.8 million or 18.3% for the three and six months ended March 31, 2003, compared to the same periods in 2002. The average cost of funds decreased to 4.42% from 5.07% and to 4.56% from 5.26%, respectively, for the three and six months ended March 31, 2003 when compared to the same periods in 2002. The average balance of interest-bearing liabilities decreased $27.3 million and $22.0 million for the three and six months ended March 31, 2003 when compared to the same periods in 2002. The decrease in interest-bearing liabilities was primarily the result of the sale of the Company's Bethel Park and Mt. Oliver offices and deposits. Average deposits decreased $19.4 million or 10.3% and $18.8 million or 9.77%, respectively, for the three and six months ended March 31, 2003 when compared to the same periods in 2002. Average borrowed funds decreased $7.9 million or 4.5% and $2.7 million or 1.5%, respectively, for the three and six months ended March 31, 2003 when compared to the same periods in 2002. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $221,000 and $442,000 for the three and six months ended March 31, 2003, compared to $230,000 and $469,000 for the three and six months ended March 31, 2002.

         PROVISION FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the risk of loss in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the Company's loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. Management classifies all delinquent assets according to risk. A reserve level is estimated by management for each category of classified loans, with an estimated percentage applied to the delinquent loan category balance. Activity for the period under analysis (charge offs, recoveries) is also taken into account as a basis for adjusting estimated losses to actual experience. While management has allocated the allowance to different loan categories, the allowance is general in nature and is available for the loan portfolio in its entirety.

Activity in the allowance for loan losses is summarized as follows for the six months ended March 31, 2003 and 2002:

                                                              Six months ended
                                            -------------------------------------------------------
                                                 March 31, 2003               March 31, 2002
                                            -------------------------    --------------------------
Balance at beginning of year                              $3,023,218                    $2,644,172
Provision charged to income                                  120,000                       300,000
Chargeoffs                                                  (74,777)                      (38,644)
Recoveries                                                     4,891                       106,839
                                            -------------------------    --------------------------
Balance at end of period                                  $3,073,332                    $3,012,367
                                            =========================    ==========================



        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received.

        The Company's non-performing assets increased from $4.8 million at September 30, 2002 to $5.3 million at March 31, 2003. This $500,000 increase was primarily attributable to a $853,000 increase in non-accruing one-to-four family mortgage loans and a $57,000 increase in non-accruing commercial real estate loans, partially offset by a $100,000 decrease in non-accruing construction loans, a $22,000 decrease in non-accruing consumer loans, and a $236,000 decrease in real estate owned. Although non-performing assets increased in the one-to-four family and commercial real estate portfolios, most of these loans are secured by property located in the Company's market area. During the six months ended March 31, 2003, the majority of the properties held in real estate owned were sold at or near their net realizable value.

        The allowance is increased by provisions for loan losses, which are charged against income. During the three and six months ended March 31, 2003 and 2002, the Company recorded a provision for losses on loans of $60,000 and $120,000, and $150,000 and $300,000, respectively.

        NONINTEREST INCOME. Noninterest income increased by $310,000 or 72.5% and $782,000 or 89.1% for the three and six months ended March 31, 2003 compared to the same periods in 2002. As noted above, the Company recognized a pre-tax net gain of $244,000 on investment sales for the three months ended March 31, 2003, as compared to a pre-tax gain of $13,000 on the sale of foreclosed real estate for the three months ended March 31, 2002. For the six months ended March 31, 2003, the Company recognized a pre-tax net gain of $454,000 on the sale of branch deposits and branch offices, a $244,000 pre-tax net gain on investment sales and a $51,000 pre-tax net loss on the early extinguishment of trust preferred debt. This compares to a pre-tax net gain on investment sales of $8,000 and a pre-tax gain of $13,000 on the sale of foreclosed real estate for the six months ended March 31, 2002. Excluding the aforementioned items, noninterest income increased $66,000 or 15.4%, and $136,000 or 15.5%, respectively, for the three and six months ended March 31, 2003 when compared to the same periods in 2002.

        Service charges and other fees increased $97,000 to $354,000 and $122,000 to $724,000 for the three and six months ended March 31, 2003, compared to $257,000 and $602,000 for the same periods in 2002. Income from bank owned life insurance, which was purchased during the three months ended December 31, 2001, totaled $93,000 and $186,000 for the three and six months ended March 31, 2003, compared to $99,000 and $103,000 for the same periods in 2002. Other income decreased $25,000 to $47,000 and decreased $61,000 to $103,000 for the three and six months ended March 31, 2003, compared to $72,000 and $165,000 for the same periods in 2002. The increases in service charges and other fees are primarily the result of fees generated from the Company's majority owned loan settlement subsidiary and, to a lesser extent, increases to the Company's fee structure to remain competitive in the marketplace.

         NONINTEREST EXPENSE. Noninterest expense increased by $322,000 or 16.2%, and $432,000 or 10.9%, respectively for the three and six months ended March 31, 2003, compared to the same periods in 2002. The increases were primarily attributable to the Company's majority owned loan settlement subsidiary. Compensation and other benefits increased $228,000 to $1.2 million and $322,000 to $2.20 million for the three and six months ended March 31, 2003 compared to $953,000 and $1.88 million for the three and six months ended March 31, 2002. The primary reasons for the increases in compensation and other benefits include salaries and benefits for the title subsidiary, severance costs associated with a former officer, the continued expansion of the Bank's commercial lending and cash management departments, and normal salary adjustments. Premises and occupancy costs increased $34,000 to $444,000, and $46,000 to $867,000 for the three and six months ended March 31, 2003 compared to $411,000 and $821,000 for the three and six months ended March 31, 2002. Marketing costs decreased $32,000 to $64,000, and $5,000 to $177,000 for the three and six months ended March 31, 2003 from $96,000 and $182,000 for the three and six months ended March 31, 2002.

         PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $8,500 and $178,500 for the three and six months ended March 31, 2003, compared to $87,000 and $161,000 for the same periods in 2002. The effective tax rates during the three and six months ended March 31, 2003 and 2002 were 75% and 35.6%, and 34.3% and 34.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At March 31, 2003, the Company had $140.8 million of outstanding borrowings from the FHLB of Pittsburgh. The maximum remaining borrowing capacity at March 31, 2003 was approximately $83.8 million.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 2003, the total approved loan commitments outstanding amounted to $32.7 million including $3.5 million in loans in process, and unused lines of credit amounted to $16.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003, totaled $44.2 million. Management believes that a significant portion of maturing deposits will remain with the Bank.

Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                           Tier I        Tier I            Total
                                                          Leverage     Risk-Based        Risk-Based
                                                           Capital       Capital          Capital
                                                        ------------ ---------------- -----------------
Regulatory capital as a percentage                            7.97%           13.63%            14.89%
Minimum capital required as a percentage                      4.00%            4.00%             8.00%
Well-capitalized requirement                                  5.00%            6.00%            10.00%

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

                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

         During the three months ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        a) An Annual Meeting of Stockholders ("Annual Meeting") was held on January 23, 2003.

        b)    Not applicable.

        c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. There were 1,408,699 shares of common stock entitled to be voted at the Annual Meeting. There were no broker non-votes in connection with the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

               1) Proposal to elect two directors (Kenneth R. Rieger and Jeffrey W. Tott) for a three-year term and one director (J. Ardie Dillen) for a two-year term and in each case or until their successors are elected and qualified - Kenneth R. Rieger received votes for 1,244,033; against 32,081; abstain 0; Jeffrey W. Tott received votes for 1,245,543; against 30,571; abstain 0; J. Ardie Dillen received votes for 1,227,633; against 48,481; abstain 0.

               2) Proposal to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2003 received votes for 1,263,025; against 11,086; abstain 2,003.

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

                            PITTSBURGH FINANCIAL CORP.


Date: May 15, 2003          By: /s/ J. Ardie Dillen
                                -----------------------------------------------
                                J. Ardie Dillen
                                Chairman, President and Chief Executive Officer


Date: May 15, 2003          By: /s/ Michael J. Kirk
                                -----------------------------------------------
                                Michael J. Kirk
                                Executive Vice President and Chief
                                Financial Officer

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

Date:  May 15, 2003                   /s/  J.Ardie Dillen
                                      ----------------------------------------
                                      J. Ardie Dillen
                                      President and Chief Executive Officer

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



Date:  May 15, 2003                   /s/ Michael J. Kirk
                                      ------------------------------
                                      Michael J. Kirk
                                      Executive Vice President and
                                      Chief Financial Officer