Form 10-Q
period 2003-06-30
PITTSBURGH FINANCIAL CORP
filed 2003-08-14
CIK 1003936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

                         Commission File Number 0-27522

                           PITTSBURGH FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                  25-1772349
     -------------------------------                  ----------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                  Identification Number)


         1001 Village Run Road
         Wexford, Pennsylvania                                 15090
---------------------------------------               ----------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 13, 2003, there were issued and outstanding 1,424,881 shares of the Registrant's Common Stock, par value $.01 per share.

                           PITTSBURGH FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2003
         (unaudited) and September 30, 2002                                       3

         Consolidated Statements of Income (unaudited) for the three and nine
         months ended June 30, 2003 and 2002                                      4

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) for the nine months ended June 30, 2003                      5

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended June 30, 2003 and 2002                                 6

         Notes to Unaudited Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              24

Item 4.  Controls and Procedures                                                 24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       25
Item 2.  Changes in Securities                                                   25
Item 3.  Defaults Upon Senior Securities                                         25
Item 4.  Submission of Matters to a Vote of Security-Holders                     25
Item 5.  Other Information                                                       25
Item 6.  Exhibits and Reports on Form 8-K                                        25

SIGNATURES                                                                       26

                                 PART I - ITEM 1
                              FINANCIAL STATEMENTS
                           PITTSBURGH FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     June 30,      September 30,
                                                                                      2003             2002
                                                                                   (Unaudited)
                                                                                  -------------    -------------
ASSETS

Cash                                                                              $   1,204,453    $   1,709,206
Interest-bearing deposits                                                            14,450,084       22,109,510
                                                                                  -------------    -------------
                                                                                     15,654,537       23,818,716

Investment securities available for sale (cost of $93,038,463 and $111,408,047)      94,548,463      113,805,047
Investment securities held to maturity                                                8,206,296       10,490,985
Bank owned life insurance                                                             6,531,746        6,275,111
Loans receivable, net of allowance of $3,123,742 and $3,023,218                     234,060,067      240,805,711
Accrued interest receivable                                                           2,066,389        2,408,605
Premises and equipment, net                                                           5,364,720        5,701,722
Goodwill                                                                                151,809          151,809
Federal Home Loan Bank stock                                                          8,027,700        8,098,300
Foreclosed real estate                                                                  670,342          787,616
Deferred income taxes                                                                   126,667               --
Prepaid income taxes                                                                    525,532          526,826
Other assets                                                                            515,657          792,538
                                                                                  -------------    -------------
Total assets                                                                      $ 376,449,925    $ 413,662,986
                                                                                  =============    =============
LIABILITIES

Deposits                                                                          $ 181,722,234    $ 196,222,472
Federal Home Loan Bank borrowings                                                   140,546,564      161,888,253
Repurchase agreements                                                                20,000,000       20,000,000
Guaranteed preferred beneficial interests in subordinated debt                        7,594,999        9,753,135
Deferred income taxes                                                                        --          176,333
Advances by borrowers for taxes and insurance                                         2,238,941          709,684
Other liabilities                                                                     1,476,303        1,879,683
                                                                                  -------------    -------------

Total liabilities                                                                   353,579,041      390,629,560
                                                                                  -------------    -------------
Minority interest                                                                        29,265           11,922

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 5,000,000 shares authorized,
   none issued                                                                               --               --
Common stock, $.01 par value, 10,000,000 shares authorized,
   2,182,125 shares issued                                                               21,821           21,821
Additional paid-in capital                                                           16,311,572       16,317,309
Treasury stock - at cost, 757,244 and 773,426 shares                                (10,180,512)     (10,398,322)
Unearned shares of  ESOP                                                               (539,753)        (720,622)
Accumulated other comprehensive income                                                  997,000        1,581,000
Retained earnings (substantially restricted)                                         16,231,491       16,220,318
                                                                                  -------------    -------------
Total stockholders' equity                                                           22,841,619       23,021,504
                                                                                  -------------    -------------
Total liabilities, minority interest and stockholders' equity                     $ 376,449,925    $ 413,662,986
                                                                                  =============    =============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                      (UNAUDITED)                    (UNAUDITED)
                                                              ----------------------------    ----------------------------
                                                                  2003            2002           2003             2002
                                                              ------------    ------------    ------------    ------------
Interest income:
   Loans receivable                                           $  4,005,111    $  4,919,230    $ 12,389,788    $ 15,348,183
   Mortgage-backed securities                                      651,459       1,131,963       2,463,878       3,225,820
    Investment securities:
        Taxable                                                    541,197         611,408       1,727,674       1,862,706
        Tax exempt                                                  51,864          19,650         140,413          19,650
   Interest-bearing deposits                                        19,188          30,424          70,413         112,882
                                                              ------------    ------------    ------------    ------------
          Total interest income                                  5,268,819       6,712,675      16,792,166      20,569,241

Interest expense:
   Deposits                                                      1,175,622       1,761,988       3,889,328       5,908,292
   Federal Home Loan Bank and other borrowings                   2,365,926       2,710,875       7,365,360       8,082,021
   Guaranteed preferred beneficial interest
        in subordinated debt                                       172,703         211,475         614,568         680,089
                                                              ------------    ------------    ------------    ------------
          Total interest expense                                 3,714,251       4,684,338      11,869,256      14,670,402
                                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME                                              1,554,568       2,028,337       4,922,910       5,898,839

Provision for loan losses                                           60,000          60,000         180,000         360,000
                                                              ------------    ------------    ------------    ------------
Net interest income after provision for loan losses              1,494,568       1,968,337       4,742,910       5,538,839

Noninterest income:
   Service charges and other fees                                  470,411         283,475       1,194,164         885,029
   Bank owned life insurance income                                 93,000          99,015         279,000         202,030
   Net gain on sale of deposits and branch offices                      --              --         453,518              --
   Net loss on early extinguishment of trust preferred debt       (100,502)             --        (151,824)             --
   Net gain on available for sale securities                       297,893              --         542,209           8,391
   Other income                                                     52,635          56,551         155,950         221,187
                                                              ------------    ------------    ------------    ------------
          Total noninterest income                                 813,437         439,041       2,473,017       1,316,637

Noninterest expenses:
   Minority interest in income of consolidated entity                9,373             (44)         17,343             (44)
   Compensation and employee benefits                            1,133,478       1,011,000       3,335,708       2,890,989
   Premises and occupancy costs                                    424,674         436,796       1,292,275       1,258,240
   Amortization of goodwill                                             --           8,546              --          25,053
   (Gain) loss on sale of foreclosed real estate                        --          (9,141)            432         (22,556)
   Marketing                                                        65,959          81,554         243,155         263,575
   Data processing costs                                            98,655         109,517         318,844         352,876
   Other expenses                                                  428,197         400,956       1,359,166       1,246,032
                                                              ------------    ------------    ------------    ------------
          Total noninterest expense                              2,160,336       2,039,184       6,566,923       6,014,165
                                                              ------------    ------------    ------------    ------------
Income before income taxes                                         147,669         368,194         649,004         841,311
Income taxes                                                        54,000         113,885         232,500         274,685
                                                              ------------    ------------    ------------    ------------
NET INCOME                                                    $     93,669    $    254,309    $    416,504    $    566,626
                                                              ============    ============    ============    ============

BASIC EARNINGS PER SHARE                                      $       0.07    $       0.19    $       0.31    $       0.42
                                                              ============    ============    ============    ============
DILUTED EARNINGS PER SHARE                                    $       0.07    $       0.19    $       0.30    $       0.41
                                                              ============    ============    ============    ============

DIVIDENDS PER SHARE                                           $      0.095    $       0.09    $      0.285    $       0.27
                                                              ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                           PITTSBURGH FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


                                                            Additional                               Unearned shares of
                              Comprehensive     Common       Paid In       Retained      Treasury      Employee Stock
                                 Income          Stock       Capital       Earnings       Stock        Ownership Plan
                              -------------  ------------  ------------  ------------  ------------  ------------------
Balance as of
  September 30, 2002                         $     21,821  $ 16,317,309  $ 16,220,318  $(10,398,322)    $   (720,622)

Exercise of stock options                              --       (48,671)           --       217,810               --

ESOP shares released                                   --        42,934            --            --          180,869

Cash dividends declared                                --            --      (405,331)           --               --

Change in unrealized gain
  on investment securities
  available for sale, net
  of taxes                    $ (1,126,209)            --            --            --            --               --

Less reclassification
  adjustment for gains
  included in net income           542,209             --            --            --            --               --
                              ------------
Other comprehensive loss          (584,000)            --            --            --            --               --

Net income for period         $    416,504             --            --       416,504            --               --
                              ------------
Comprehensive loss            $   (167,496)            --            --            --            --               --
                              ============   ------------  ------------  ------------  ------------     ------------
Balance as of June 30, 2003                  $     21,821  $ 16,311,572  $ 16,231,491  $(10,180,512)    $   (539,753)
                                             ============  ============  ============  ============     ============


                                  Accumulated         Total
                                     Other         Stockholders'
                               Comprehensive Gain     Equity
                               ------------------  -------------
Balance as of
  September 30, 2002              $  1,581,000     $  23,021,504

Exercise of stock options                   --           169,139

ESOP shares released                        --           223,803

Cash dividends declared                     --          (405,331)

Change in unrealized gain
  on investment securities
  available for sale, net
  of taxes                            (584,000)         (584,000)

Less reclassification
  adjustment for gains
  included in net income                    --                --

Other comprehensive loss                    --                --

Net income for period                       --           416,504

Comprehensive loss                          --                --
                                  ------------     -------------
Balance as of June 30, 2003       $    997,000     $  22,841,619
                                  ============     =============


See accompanying notes to unaudited consolidated financial statements.

                            PITTSBURGH FINANCIAL CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the nine months ended June 30,
                                                                          ----------------------------------
                                                                                2003              2002
                                                                          ---------------    ---------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $    416,504       $    566,626
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and goodwill amortization                                     497,773            500,861
     Amortization and accretion of premiums and discounts on
       assets and deferred loan fees                                           (343,855)           387,428
     Amortization of RRP and release of ESOP shares                             282,812            214,808
     Provision for loan losses                                                  180,000            360,000
     Loss on the extinguishment of trust preferred debt                         151,824                 --
     Gain on sale of branches                                                  (453,518)                --
     Gain on sale of investments                                               (542,209)                --
     Deferred tax (benefit) provision                                          (301,706)             9,086
     Other, net                                                               1,886,177            914,027
                                                                           ------------       ------------
Net cash provided by operating activities                                     1,773,802          2,952,836

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations                                                           (62,888,867)       (39,237,667)
Loan principal repayments                                                    72,253,808         90,651,996
Purchase of loans                                                            (2,919,376)                --
Net foreclosed real estate activity                                             117,274             22,420
Purchases of:
     Available for sale securities                                          (59,241,163)       (44,367,142)
Increase in bank owned life insurance                                          (256,635)        (6,182,840)
Proceeds from sales, maturities and principal repayments of:
     Available for sale securities                                           78,927,092          6,170,303
     Held to maturity securities                                              2,045,088                 --
Purchase of land, premises and equipment                                       (200,772)          (240,753)
Proceeds from disposition of land, premises and equipment                        24,186              4,300
Other, net                                                                      303,000           (220,000)
                                                                           ------------       ------------
Net cash provided by investing activities                                    28,163,635          6,600,617

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of branches                                                            (16,807,002)                --
Net increase in checking, passbook, and money market
     deposit accounts                                                        23,968,453          5,705,143
Net decrease in certificates of deposit                                     (21,192,357)       (27,081,779)
(Decrease)/increase in advances from the Federal Home Loan Bank             (21,341,689)         2,800,997
Cash dividends paid to shareholders                                            (405,331)          (380,349)
Treasury stock issued (purchased)                                               110,130         (1,463,345)
Purchase of guaranteed preferred beneficial interests in subordinated debt   (2,433,820)        (1,126,055)
                                                                           ------------       ------------
Net cash (used in) financing activities                                     (38,101,616)       (21,545,388)

Net (decrease) in cash and cash equivalents                                  (8,164,179)       (11,991,935)
Cash and cash equivalents at beginning of period                             23,818,716         22,360,230
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                 $ 15,654,537       $ 10,368,295
                                                                           ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                   $ 12,094,865       $ 15,143,866
                                                                           ============       ============
Income taxes paid                                                          $    188,000       $    539,000
                                                                           ============       ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosed mortgage loans transferred to real estate owned                 $    266,168       $    796,549


See accompanying notes to unaudited consolidated financial statements

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

               The Company reports comprehensive income in accordance with SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No.130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. For the three months ended June 30, 2003 and 2002, the Company's total comprehensive income amounted to $119,000 and $1,583,000, respectively. Total comprehensive gain is comprised of net income of $94,000 and $254,000, respectively, and other comprehensive gain of $25,000 and $1,329,000, net of tax, respectively. For the nine months ended June 30, 2003 and 2002, the Company's total comprehensive loss amounted to $167,000 and a comprehensive gain of $988,000, respectively. Total comprehensive loss is comprised of net income of $417,000 and $567,000, respectively, and other comprehensive loss of $584,000 and comprehensive gain of $422,000, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

               The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending September 30, 2003. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2002.


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

               The Company's other wholly owned subsidiary, Pittsburgh Home Capital Trust I (the "Trust") is a Delaware business trust formed in December 1997 to issue $11.5 million of 8.56% Cumulative Trust Preferred Securities ("Preferred Securities"). These securities represent undivided beneficial interests in Pittsburgh Home Capital Trust I. The Trust purchased junior subordinated deferrable interest debentures ("Subordinated Debt") which were issued by the Company. The Company owns all of the common securities issued by the Trust. "See Notes 4 and 6."

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

Note 3 - Earnings per share

               Earnings per share are based on the weighted average number of shares of common stock. Basic earnings per share are calculated by dividing income available to holders of common shares by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially diluted securities are excluded from the basic calculation, but are included in diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:


                                                        Three months ended               Nine months ended
                                                               June 30,                      June 30,
                                                    ------------------------------ ----------------------------
                                                          2003          2002             2003          2002
                                                    -------------- --------------- --------------- ------------
Numerator for basic and diluted earnings
per share - net income                                   $ 93,669       $ 254,309        $416,504     $566,626

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares                    1,349,595       1,309,507       1,338,707    1,329,637
   Effect of dilutive securities:
   Employee stock options                                  51,497          49,276          39,243       33,945
                                                    -------------- --------------- --------------- ------------
  Dilutive potential common shares                         51,497          49,276          39,243       33,945
                                                    -------------- --------------- --------------- ------------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions                     1,401,092       1,358,783       1,377,950    1,363,582
                                                    ============== =============== =============== ============
  Basic earnings per share                                  $0.07          $ 0.19           $0.31        $0.42
                                                    ============== =============== =============== ============
  Diluted earnings per share                                $0.07           $0.19           $0.30        $0.41
                                                    ============== =============== =============== ============


        The Company accounts for its Employee Stock Ownership Plan (ESOP) in accordance with SOP 93-6, "Employers Accounting for Employee Stock Ownership Plans,"; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. In accordance with SOP 93-6, uncommitted shares held by the ESOP (75,286 and 96,445 shares at June 30, 2003 and 2002, respectively) are excluded from basic average shares outstanding.


Note 4 - Recent Accounting and Regulatory Developments

        In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. FAS No. 142, as part of its adoption provisions, required a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of the year of adoption and any resulting impairment loss be reported as a change in accounting principle. The Company has completed this impairment test as of October 1, 2002 and determined that goodwill was not impaired.

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

        As a result, the Company ceased amortization of goodwill in the quarter ended December 31, 2002. Application of these Statements reduced non-interest expense by $25,000 during the nine months ended June 30, 2003 and increased net income by $16,500. Had goodwill not been amortized in 2002, non-interest expense would have been reduced by $8,500 and $25,000 for the three and nine months ended June 30, 2002 and net income would have increased by $5,610 and $16,500, respectively.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements of FASB 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003.

         The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trust, which issues mandatorily redeemable preferred securities of the grantor trust. In the event of a de-consolidation, the grantor trust may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trusts would be disclosed. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory capital purposes. The banking regulatory agencies have not issued any guidance which would change the capital treatment for Trust Preferred Securities based on the impact of the adoption of FIN 46. No other impact of significance on the Company's results of operations, financial condition or cash flows is expected from the adoption of FIN No. 46.

        In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company's fourth quarter of fiscal 2003. This statement establishes standards for how an issuer classifieds and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the statement's scope as a liability. The adoption of this Statement is not expected to have a significant impact on the Company's financial condition, results of operations or cash flows.

Note 5- Stock-Based Compensation

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

        The Company has a stock-based option plan that is accounted for under the intrinsic method of accounting.

        The following table illustrates the pro forma net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.



                                                                 Three Months Ended            Nine Months Ended
                                                                       June 30,                     June 30,
                                                            ------------------------------ ---------------------------
                                                                 2003           2002           2003          2002
                                                            ------------- ---------------- ------------ --------------
Net income, as reported                                          $93,669         $254,309     $416,504       $566,626
Deduct:  Total stock-based employee
Compensation expense under
  Fair value based method                                       (12,396)         (20,361)     (41,464)       (67,791)
   Less tax effect                                                 3,894            6,618       13,184         22,211
                                                            ------------- ---------------- ------------ --------------
Net of related tax effect                                        (8,502)         (13,743)     (28,280)       (45,580)
                                                            ------------- ---------------- ------------ --------------
Pro forma net income                                             $85,167         $240,566     $388,224       $521,046
                                                            ============= ================ ============ ==============
Earnings per share
  Basic - As reported                                              $0.07            $0.19        $0.31          $0.42
  Basic - Pro forma                                                $0.06            $0.18        $0.29          $0.39
  Diluted - As reported                                            $0.07            $0.19        $0.30          $0.41
  Diluted - Pro forma                                              $0.06            $0.18        $0.28          $0.38



Note 6 - Guaranteed Preferred Beneficial Interests in Subordinated Debt

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

         During the fiscal year ended September 30, 2002, the Company repurchased on the open market 119,300 shares or $1.2 million liquidation amount of Preferred Securities, at an average cost of $9.47 per share. In October 2002, the Company repurchased an additional 62,500 shares or $625,000 liquidation amount of Preferred Securities at an average cost of $10.26 per share. As of June 30, 2003, the Company had repurchased a total of 181,800 shares ($1.8 million liquidation amount) or 19.1% of the Preferred Securities outstanding.

         On May 2, 2003, the Company redeemed $2.0 million (200,000 shares) of the Preferred Securities at a redemption price equal to the liquidation amount of $10.00, plus accrued and unpaid distributions thereon through May 2, 2003. As a result of the redemption, the Company recognized a loss of approximately $101,000 which was primarily related to the write off of unamortized issuance costs.

Note 7 - Subsequent Events

        On August 8, 2003, First Commonwealth Financial Corporation, the holding company for First Commonwealth Bank, and the Company announced the execution of a definitive agreement under which the Company and Bank would merge into First Commonwealth Financial Corporation and First Commonwealth Bank, respectively. Under the terms of the agreement, the shareholders of the Company can elect to receive $20.00 in cash or an equivalent value of First Commonwealth common stock for each Company share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in the First Commonwealth common stock.

        The definitive agreement was unanimously approved by the Board of Directors of both organizations. The transaction is subject to all required regulatory approvals and the approval by the Company's shareholders. The transaction is expected to be completed by December 31, 2003.

                                 PART I - ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         At June 30, 2003, the Company's total assets amounted to $376.4 million compared to $413.7 million at September 30, 2002, a decrease of $37.3 million, or 9.0%. Cash and interest-bearing deposits decreased $8.1 million, or 34.0%, to $15.7 million at June 30, 2003, compared to $23.8 million at September 30, 2002. The Company's loans receivable, net of allowance, decreased $6.7 million, or 2.8%, to $234.1 million at June 30, 2003 compared to $240.8 million at September 30, 2002. The decrease is primarily attributable to the extraordinarily high level of repayments of residential 1-4 family mortgage loans that the Company has experienced as a result of the overall decline in market interest rates. Investments and mortgage-backed securities decreased $21.5 million, or 17.3%, from $124.3 million at September 30, 2002 to $102.8 million at June 30, 2003. The decrease is primarily due to the sale of $32.9 million in mortgage-backed securities. The Company's investment in FHLB Stock decreased $100,000 from $8.1 million at September 30, 2002 to $8.0 million at June 30, 2003. Bank owned life insurance totaled $6.5 million at June 30, 2003 compared to $6.3 million at September 30, 2002.

         Total liabilities decreased by $37.0 million, or 9.5%, to $353.6 million at June 30, 2003 compared to $390.6 million at September 30, 2002. Deposits decreased by $14.5 million, or 7.4%, to $181.7 million at June 30, 2003 compared to $196.2 million at September 30, 2002. During the quarter ended December 31, 2002, the Company sold its Bethel Park and Mt. Oliver offices and deposits in two separate transactions. Total deposits sold in these transactions were approximately $16.4 million. Excluding the sale of the two branch offices, retail deposits increased $2.9 million and wholesale certificates of deposit decreased $1.0 million for the nine months ended June 30, 2003. Borrowings decreased $21.4 million, or 11.8%, to $160.5 million at June 30, 2003 compared to $181.9 million at September 30, 2002. Guaranteed preferred beneficial interest in subordinated debt decreased $2.2 million, or 22.4%, from $9.8 million at September 30, 2002 to $7.6 million at June

30, 2003 as the Company redeemed $2.0 million of the Preferred Securities at a redemption price equal to the liquidation amount of $10.00.

        Total stockholders' equity decreased $200,000, or 0.9%, to $22.8 million at June 30, 2003 compared to $23.0 million at September 30, 2002.

RESULTS OF OPERATIONS

        GENERAL. The Company reported net income for the quarter ended June 30, 2003 of $94,000 as compared to net income of $254,000 for the same quarter in 2002. For the nine months ended June 30, 2003, net income was $417,000 as compared to $567,000 for the nine months ended June 30, 2002. The decrease of $160,000 in net income for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was primarily the result of a $474,000 decrease in net interest income and a $121,000 increase in noninterest expense, which were partially offset by a $374,000 increase in noninterest income, and a $60,000 decrease in income tax expense. The decrease of $150,000 in net income for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 was primarily the result of a $976,000 decrease in net interest income, a $553,000 increase in noninterest expense and an $42,000 decrease in income taxes, partially offset by a $1.2 million increase in noninterest income and a $180,000 decrease in provision for loan losses.

        For the quarter ended June 30, 2003, the Company recognized a pre-tax net gain of $298,000 on the sale of investment securities and a pre-tax net loss of $101,000 on the extinguishment of trust preferred debt compared to a pre-tax net gain of $9,000 for the sale of foreclosed real estate for the quarter ended June 30, 2002. For the nine months ended June 30, 2003, the Company recognized a pre-tax net gain of $454,000 on the sale of branch deposits and branch offices, a pre-tax net gain of $542,000 on the sale of investment securities, and a $152,000 pre-tax net loss on the early extinguishment of trust preferred debt, compared to a pre-tax gain on investment sales of $8,000, and a pre-tax gain of $22,000 on the sale of foreclosed real estate for the nine months ended June 30, 2002.

         The Company's average interest rate spread decreased 38 basis points from 1.83% for the three months ended June 30, 2002 to 1.45% for the three months ended June 30, 2003. The decrease was primarily attributable to a decrease in the yield on the Company's earning assets of 98 basis points from 6.82% for the three months ended June 30, 2002 to 5.84% for the three months ended June 30, 2003 partially offset by a decrease in the Company's cost of funds of 60 basis points from 4.99% for the three months ended June 30, 2002 to 4.39% for the three months ended June 30, 2003. As a result of the above, combined with a smaller earning asset base, the Company's net interest income decreased for the quarter by $474,000 or 23.4%. The Company's interest rate spread decreased from 1.73% for the nine months ended June 30, 2002 to 1.50% for the nine months ended June 30, 2003. The decrease was primarily due to a decrease in the Company's yield on earning assets of 89 basis points from 6.90% to 6.01%, offset by a decrease in the Company's cost of funds of 66 basis points from 5.17% for the nine months ended June 30, 2002 to 4.51% for the nine months ended June 30, 2003. In addition, the Company's average total earning assets decreased

$24.6 million from $397.0 million to $372.4 million. As a result of the above, the Company's net interest income decreased for the nine months ended June 30, 2003 by $976,000 or 16.5%.

         Noninterest income increased $374,000 or 85.2% and $1.2 million or 87.8% for the quarter and nine months ended June 30, 2003 when compared to the same periods in 2002. The increases were primarily due to an increase in fee income, income recognized from bank owned life insurance, and fees generated from the Company's majority owned loan settlement subsidiary. Noninterest expense increased $121,000 or 5.9% and 553,000 or 9.2% for the quarter and nine months ended June 30, 2003 when compared to the same periods in 2002. The increases were primarily related to costs associated with the aforementioned loan settlement subsidiary.

         The Company reported diluted earnings per share of $.07 and $.30 for the quarter and nine months ended June 30, 2003, compared to $.19 and $.41 for the same periods ended June 30, 2002.

         INTEREST INCOME. Interest income decreased $1.44 million or 21.5% for the quarter ended June 30, 2003, compared to the same period in 2002. Interest income decreased $3.78 million or 18.4% for the nine months ended June 30, 2003, compared to the same period in 2002. The decrease of $1.44 million for the quarter is primarily the result of a 98 basis point decrease in the average yield on earning assets from 6.82% for the quarter ended June 30, 2002 to 5.84% for the quarter ended June 30, 2003. In addition, the Company's average total earning assets decreased $22.0 million from $393.8 million to $360.8 million for the quarter and $24.6 million from $397.0 million to $372.4 million for the nine months ended June 30, 2003.

         Interest income on loans receivable decreased $914,000 or 18.6% and $2.9 million or 19.3% for the quarter and nine months ended June 30, 2003 when compared to the same periods in 2002. The decreases in interest income for the quarter and nine months ended June 30, 2003 were primarily the result of the $18.2 million and $72.3 million in repayments on residential mortgage loans and mortgage backed securities due to the low interest rate environment. The average balance of loans receivable decreased by $26.7 million from $258.8 million for the quarter ended June 30, 2002 to $232.1 million for the quarter ended June 30, 2003 and $36.9 million from $269.6 million for the nine months ended June 30, 2002 to $232.7 million for the nine months ended June 30, 2003, and the related yields decreased .70% from 7.60% to 6.90% for the quarter and .49% from 7.59% to 7.10% for the nine months ended June 30, 2003, when compared to the same periods in 2002.

Loans receivable, net at June 30, 2003 and September 30, 2002 are summarized below:

                                             June 30, 2003       September 30, 2002
                                             -------------       ------------------
First mortgage loans:
Secured by 1-4 family residence              $ 134,084,753         $ 153,895,645
1-4 family residential construction              1,815,800             2,771,400
1-4 family residential construction -
  builder                                        5,463,665             7,508,450
Commercial real estate -construction             9,460,969             9,733,889
Commercial real estate                          61,305,507            45,231,963
Less loans in process                           (3,879,567)           (4,496,300)
Deferred loan costs (net of fees)                  120,079               328,695
Unamortized premium on mortgage loans              176,358                85,269
                                             -------------         -------------
Total first mortgage loans                     208,547,564           215,059,011
Home equity loans and lines of credit           16,388,571            18,549,126
Other loans                                     12,247,674            10,220,792
Less allowance for loan losses                  (3,123,742)           (3,023,218)
                                             -------------         -------------
                                             $ 234,060,067         $ 240,805,711
                                             =============         =============



        Investment and mortgage-backed security interest income decreased by $519,000 or 29.4% and $776,000 or 15.2% for the three and nine months ended June 30, 2003 compared to the same periods in 2002. The average balance of investment and mortgage-backed securities totaled $115.8 million with a weighted average yield of 4.30% and $128.5 million with a weighted average yield of 4.49% for the three and nine months ended June 30, 2003 compared to $125.5 million with a weighted average yield of 5.62% and $118.2 million with a weighted average yield of 5.76% for the same periods in 2002. The decreases in the average balances are primarily due to the extraordinary high level of prepayments as well as investment sales. During the quarter and nine months ended June 30, 2003, the Company sold $12.1 million and $32.9 million in mortgage backed securities for a gain of $298,000 and $542,000, respectively.

     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the three months ended June 30,

                                                               2003                                            2002
                                              -----------------------------------------        ------------------------------------

                                              Average                         Average          Average                     Average
                                              Balance         Interest       Yield/Rate        Balance       Interest     Yield/Rate
                                              -------         --------       ----------        --------      --------     ----------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                       $ 45,082           $542           4.81%           $ 38,065          $612        6.43%
 Tax exempt securities                          4,683             52           4.44               1,898            20        4.21
 Mortgage-backed securities                    66,017            651           3.94              85,547         1,132        5.29
Loans receivable:
 First mortgage loans                         132,288          2,150           6.50             175,185         3,301        7.54
 Commercial loans                              81,518          1,429           7.01              62,204         1,186        7.63
 Other loans                                   18,289            426           9.32              21,373           432        8.08
                                              -------          -----                            -------         -----
Total loans receivable                        232,095          4,005           6.90             258,762         4,919        7.60
Other interest-earning assets                  12,915             19           0.59               9,576            30        1.25
                                              -------         ------                            -------        ------
Total interest-earning assets                 360,792         $5,269           5.84%            393,848        $6,713        6.82%
                                                                               ====                                          ====
Non-interest earning assets                    19,185                                            18,901
                                             --------                                           -------
Total assets                                 $379,977                                          $412,749
                                             ========                                          ========

Interest-bearing liabilities:
 Deposits                                    $169,253         $1,175           2.78%           $185,622         $1,762       3.80%
 FHLB advances and other                      160,903          2,366           5.88             179,642          2,711       6.04
 Guaranteed preferred beneficial
   interest in subordinated debt                8,349            173           8.29              10,307            211       8.19
                                             --------         ------                           --------         ------
Total interest-bearing liabilities           $338,505         $3,714           4.39%           $375,571         $4,684       4.99%
                                                                               ====                                          ====
Non-interest bearing liabilities               18,666                                            14,966
                                             --------                                          --------
Total liabilities                             357,171                                           390,537
Stockholders' equity                           22,806                                            22,212
                                              -------                                          --------
Total liabilities and stockholders' equity   $379,977                                          $412,749
                                             ========                                          ========

Net interest-earning assets                   $22,287                                           $18,277
                                              =======                                          ========
Net interest income/interest rate spread                      $1,555           1.45%                            $2,029       1.83%
                                                               =====           ====                             ======       ====
Net interest margin                                                            1.72%                                         2.06%
                                                                               ====                                          ====



     Average Balances, Net Interest Income and Yields Earned and Rates Paid
                       For the nine months ended March 31,


                                                               2003                                            2002
                                              -----------------------------------------         ------------------------------------

                                              Average                         Average          Average                    Average
                                              Balance        Interest       Yield/Rate         Balance      Interest     Yield/Rate
                                              -------        --------       ----------         -------      --------     ----------
(Dollars in Thousands)
Interest-earning assets:
 Investment securities                       $ 45,727        $  1,728             5.04%         $ 36,403      $ 1,862         6.82%
 Tax exempt securities                          3,958             140             4.72               633           20         4.21
 Mortgage-backed securities                    78,841           2,464             4.17            81,207        3,226         5.30
Loans receivable:
 First mortgage loans                         138,033           7,348             7.10           189,370       10,663         7.51
 Commercial loans                              75,673           3,992             7.03            57,715        3,295         7.61
 Other loans                                   19,041           1,050             7.35            22,506        1,390         8.23
                                             --------         -------                           --------      -------
Total loans receivable                        232,747          12,390             7.10           269,591       15,348         7.59
Other interest-earning assets                  11,086              70              .84             9,834          113         1.53
                                             --------        --------                           --------      -------
Total interest-earning assets                 372,359         $16,792             6.01%          397,035      $20,549         6.90%
                                                                                  ====                                        ====
Non-interest earning assets                    18,324                                            16,748
                                             --------                                          --------
Total assets                                 $390,683                                          $413,783
                                             ========                                          ========
Interest-bearing liabilities:
 Deposits                                    $172,206         $ 3,889             3.01%        $190,230      $ 5,908         4.14%
 FHLB advances and other                      169,785           7,365             5.78          177,819        8,082         6.06
 Guaranteed preferred beneficial
   interest in subordinated debt                9,269             615             8.85           10,350          680         8.76
                                             --------         -------                          --------      -------
Total interest-bearing liabilities           $351,260         $11,869             4.51%        $378,399      $14,670         5.17%
                                                                                  ====                                       ====
Non-interest bearing liabilities               16,507                                            13,950
                                             --------                                          --------
Total liabilities                             367,767                                           392,349
Stockholders' equity                           22,916                                            22,067
                                             --------                                          --------
Total liabilities and stockholders' equity   $390,683                                          $414,416
                                             ========                                          ========

Net interest-earning assets                  $ 21,099                                          $ 18,636
                                             ========                                          ========
Net interest income/interest rate spread                      $ 4,923             1.50%                      $ 5,879         1.73%
                                                              =======             ====                       =======         ====
Net interest margin                                                               1.76%                                      1.97%
                                                                                  ====                                       ====


        INTEREST EXPENSE. Interest expense decreased $970,000 or 20.7% and $2.8 million or 19.1% for the three and nine months ended June 30, 2003, compared to the same periods in 2002. The average cost of funds decreased to 4.39% from 4.99% and to 4.51% from 5.17%, respectively, for the three and nine months ended June 30, 2003 when compared to the same periods in 2002. The average balance of interest-bearing liabilities decreased $37.1 million and $27.1 million for the three and nine months ended June 30, 2003 when compared to the same periods in 2002. The decrease in interest-bearing liabilities was primarily the result of the sale of the Company's Bethel Park and Mt. Oliver offices and deposits. Average deposits decreased $16.4 million or 8.8% and $18.0 million or 9.47%, respectively, for the three and nine months ended June 30, 2003 when compared to the same periods in 2002. Average borrowed funds decreased $18.7 million or 10.4% and $8.0 million or 4.5%, respectively, for the three and nine months ended June 30, 2003 when compared to the same periods in 2002. Interest expense associated with the trust preferred securities of Pittsburgh Home Capital Trust I totaled $173,000 and $615,000 for the three and nine months ended June 30, 2003, compared to $211,000 and $680,000 for the three and nine months ended June 30, 2002.


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

         Activity in the allowance for loan losses is summarized as follows for the nine months ended June 30, 2003 and 2002:


                                         Nine months ended
                                 --------------------------------
                                 June 30, 2003      June 30, 2002
                                 -------------      -------------
Balance at beginning of year      $ 3,023,218         $ 2,644,172
Provision charged to income           180,000             360,000
Chargeoffs                            (87,853)           (116,208)
Recoveries                              8,377             111,666
                                  -----------         -----------
Balance at end of period          $ 3,123,742         $ 2,999,630
                                  ===========         ===========


        The Company designates all loans that are 90 or more days past due as non-performing. Generally, when loans are classified as non-performing, unpaid accrued interest is a reduction of interest income on loans receivable and is only recognized when cash payments are received.

        The Company's non-performing assets decreased from $4.8 million at September 30, 2002 to $4.6 million at June 30, 2003. This $200,000 decrease was primarily attributable to a $438,000 decrease in non-accruing commercial real estate loans, a $118,000 decrease in real estate owned, a $100,000 decrease in non-accruing construction loans, a $21,000 decrease in non-accruing consumer loans which were partially offset by a $503,000 increase in nonaccruing one-to-four family mortgage loans. Although non-performing assets increased in the one-to-four family portfolios, most of these loans are secured by property located in the Company's market area. During the nine months ended June 30, 2003, the majority of the properties held in real estate owned were sold at or near their net realizable value.

        NONINTEREST INCOME. Noninterest income increased by $374,000 or 85.3% and $1.2 million or 87.8% for the three and nine months ended June 30, 2003 compared to the same periods in 2002. As noted above, the Company recognized a pre-tax net gain of $298,000 on investment sales and a $101,000 pretax net loss on the early extinguishment of trust preferred debt for the three months ended June 30, 2003, as compared to a pre-tax gain of $9,000 on the sale of foreclosed real estate for the three months ended June 30, 2002. For the nine months ended June 30, 2003, the Company recognized a pre-tax net gain of $454,000 on the sale of branch deposits and branch offices, a $542,000 pre-tax net gain on investment sales and a $152,000 pre-tax net loss on the early extinguishment of trust preferred debt. This compares to a pre-tax net gain on investment sales of $8,000 and a pre-tax gain of $22,000 on the sale of foreclosed real estate for the nine months ended June 30, 2002.

        Service charges and other fees increased $187,000 to $470,000 and $309,000 to $1.2 million for the three and nine months ended June 30, 2003, compared to $283,000 and $885,000 for the same periods in 2002. The increases in service charges and other fees are primarily the result of fees generated from the Company's majority owned loan settlement subsidiary and, to a lesser extent, increases to the Company's fee structure to remain competitive in the marketplace. Income from bank owned life insurance, which was purchased during the three months ended December 31, 2001, totaled $93,000 and $279,000 for the three and nine months ended June 30, 2003, compared to $99,000 and $202,000 for the same periods in 2002. Other income decreased $4,000 to $53,000 and decreased $65,000 to $156,000 for the three and nine months ended June 30, 2003, compared to for the same periods in 2002.

         NONINTEREST EXPENSE. Noninterest expense increased by $121,000 or 5.9%, and $553,000 or 9.2%, respectively, for the three and nine months ended June 30, 2003, compared to the same periods in 2002. Compensation and other benefits increased $122,000 to $1.1 million and $445,000 to $3.3 million for the three and nine months ended June 30, 2003 compared to $1.0 million and $2.9 million for the three and nine months ended June 30, 2002. The primary reasons for the increases in compensation and other benefits include salaries and benefits for the loan settlement subsidiary, severance costs associated with a former officer, the continued expansion of the Bank's commercial lending and cash management departments, and normal salary adjustments. Premises and occupancy costs decreased $12,000 to $425,000, and increased $34,000 to $1.29 million for the three and nine months ended June 30, 2003 compared to $437,000 and $1.26 million for the three and nine months ended June 30, 2002. Marketing costs decreased $16,000 to $66,000, and $20,000 to $243,000 for the three and nine months ended June 30, 2003 from $82,000 and $264,000 for the three and nine months ended June 30, 2002.


         PROVISION FOR INCOME TAXES. The Bank recognized a provision for income taxes of $54,000 and $232,500 for the three and nine months ended June 30, 2003, compared to $114,000 and $275,000 for the same periods in 2002. The effective tax rates during the three and nine months ended June 30, 2003 and 2002 were 36.6% and 35.8%, and 30.9% and 32.6%, respectively.

ASSET AND LIABILITY MANAGEMENT

         Management presently monitors and evaluates the potential impact of interest rate changes upon the level of net interest income and the economic value of the Company's equity on a quarterly basis. The economic value of equity ("EVE") analysis approximates a total return for the Company's financial condition under the different interest rate scenarios. The Company focuses on the impact of a plus and minus 200 basis point immediate interest rate shock on its net interest income. The Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and deposit decay assumptions under various interest rate scenarios. At June 30, 2003, the Company's simulation model indicated that the Company's statement of financial condition is asset sensitive.

         The following table presents the Company's EVE as of June 30, 2003:

                                       Economic Value of Portfolio Equity
     ----------------------------------------------------------------------------------------------------------
       Change in                                     Estimated EVE
     Interest Rates                                 as a Percentage            Amount of
     (basis points)           Estimated EVE            of Assets                Change               Percentage
     --------------           -------------            ---------                ------               ----------
         >
        +200                      8,643                   2.3%                 (2,720)                (23.9%)
        +100                     11,128                   2.9                    (235)                  (2.1)
          --                     11,363                   3.0                      --
        -100                      6,698                   1.8                  (4,665)                 (41.1)
        -200                      5,895                   1.6                  (5,468)                 (48.1)


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, FHLB borrowings, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Company invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Company's deposits have historically represented the majority of its total liabilities, the Company also utilizes other borrowing sources, primarily borrowings from the FHLB of Pittsburgh. At June 30, 2003, the Company had $140.5 million of outstanding borrowings from the FHLB of Pittsburgh. The maximum remaining borrowing capacity at June 30, 2003 was approximately $50.4 million.

        Liquidity management is both a daily and long-term function of business management. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 2003, the total approved loan commitments outstanding amounted to $34.3 million including $3.9 million in loans in process, and unused lines of credit amounted to $14.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2003, totaled $44.9 million. Management believes that a significant portion of maturing deposits will remain with the Bank, based upon historical precedence.

        Under federal regulations, the Bank is required to maintain specific amounts of capital. The following table sets forth certain information concerning the Bank's regulatory capital.

                                                     Tier I        Tier I           Total
                                                    Leverage     Risk-Based       Risk-Based
                                                    Capital       Capital          Capital
                                                    -------       -------          -------
Regulatory capital as a percentage                   7.56%          12.27%          13.53%
Minimum capital required as a percentage             4.00%           4.00%           8.00%
Well-capitalized requirement                         5.00%           6.00%          10.00%



        Recently, the Federal Reserve has become aware that FIN No. 46 may have implications on how trust preferred securities are reported on bank holding companies' financial statements. In response, the Board of Governors of the Federal Reserve System issued a supervisory letter on July 2, 2003, instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further guidance. The Federal Reserve may or may not allow institutions to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

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


        Quantitative and qualitative disclosures about market risk are presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2002, filed with the SEC on December 23, 2002. See also "Part I,
Item 2, Management's Disccussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Asset and Liability Management," for a discussion of the Company's EVE at June 30, 2003. Management believes there have been no material changes in the Company's market risk since September 30, 2002.


                                 PART I - ITEM 4

                             CONTROLS AND PROCEDURES

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

Item 6. Exhibits and Reports on Form 8-K

               (a)     Exhibits:

                       31.1 Certification of Chief Executive Officer Pursuant to
               Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

                       31.2 Certification of the Chief Financial Officer
               Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (b) No Form 8-K reports were filed during the quarter.

                       32.1 Certification of Chief Executive Officer Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

                       32.2 Certification of Chief Financial Officer Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002
               (18 U.S.C. 1350).

              (b) On April 28, 2003, the Registrant filed a Form 8-K under Item
                  9 to file their earnings release for the quarter ended
                  March 31, 2003.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PITTSBURGH FINANCIAL CORP.



Date: August 14, 2003        By: /s/J.Ardie Dillen
                                 ------------------
                                 J. Ardie Dillen
                                 Chairman, President and Chief Executive Officer



Date: August 14, 2003        By: /s/ Michael J. Kirk
                                 --------------------
                                 Michael J. Kirk
                                 Executive Vice President and Chief
                                 Financial Officer